Form 10-Q
period 1994-01-02
RHI HOLDINGS INC
filed 1994-02-10
CIK 83573

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

             RHI HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES*

                0000083573-94-00000410-Q      RHI HOLDINGS INC                                                                                                        1994021019940210093543093544      0                                                                <SUBMISSION>
<ACCESSION-NUMBER>0000083573-94-000004
<TYPE>10-Q
<PUBLIC-DOCUMENT-COUNT>1
<PERIOD>19940102
<FILING-DATE>19940210
<FILER>
<COMPANY-DATA>
<CONFORMED-NAME>RHI HOLDINGS INC
<CIK>0000083573
<ASSIGNED-SIC>3452
<IRS-NUMBER>390204120
<STATE-OF-INCORPORATION>DE
<FISCAL-YEAR-END>0630
</COMPANY-DATA>
<FILING-VALUES>
<FORM-TYPE>10-Q
<ACT>34
<FILE-NUMBER>001-00373
<FILM-NUMBER>94505696
</FILING-VALUES>
<BUSINESS-ADDRESS>
<STREET1>300 WEST SERVICE ROAD
<STREET2>P.O. BOX 10803
<CITY>CHANTILLY
<STATE>VA
<ZIP>22021
<PHONE>7034785800
</BUSINESS-ADDRESS>
<MAIL-ADDRESS>
<STREET1>300 WEST SERVICE RO
<STREET2>P.O. BOX 10803
<CITY>CHANTILLY
<STATE>VA
<ZIP>22021
</MAIL-ADDRESS>
<FORMER-COMPANY>
<FORMER-CONFORMED-NAME>REXNORD HOLDINGS INC
<DATE-CHANGED>19920703
</FORMER-COMPANY>
<FORMER-COMPANY>
<FORMER-CONFORMED-NAME>REXNORD INC
<DATE-CHANGED>19880821
</FORMER-COMPANY>
<FORMER-COMPANY>
<FORMER-CONFORMED-NAME>REX CHAINBELT INC
<DATE-CHANGED>19730131
</FORMER-COMPANY>
</FILER>
<DOCUMENT>
<TYPE>10-Q
<SEQUENCE>1
<DESCRIPTION>RHI HOLDINGS, INC. FORM 10-Q
<TEXT>

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