Form 10-K
period 1994-06-30
RHI HOLDINGS INC
filed 1994-09-21
CIK 83573

SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                             --------------------
                                   FORM 10-K
                             --------------------

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

For the year ended June 30, 1994         Commission File Number:  1-373
                   -------------                                  -----

                             RHI HOLDINGS, INC.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

          Delaware                                   34-1545939
- ------------------------------                    -------------------
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                    Identification No.)

Washington Dulles International Airport
 300 West Service Road, P.O. Box 10803
         Chantilly, Virginia                            22021-9998
- ----------------------------------------                ----------
(Address of principal executive offices)                (Zip Code)

               (703) 478-5800
- ----------------------------------------------------
(Registrant's Telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

                                                     Name of each exchange
Title of each class                                  on which registered
- -----------------------------------------------      ---------------------

12 3/4% Notes Due 1994                               New York Stock Exchange
- -----------------------------------------------      -----------------------

11 7/8% Senior Subordinated Debentures Due 1999      New York Stock Exchange
- -----------------------------------------------      -----------------------

Securities registered pursuant to Section 12(g) of the Act:  None
                                                             ----

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                       Yes  X  No
                                                          ----   ----

OMISSION OF CERTAIN INFORMATION
- -------------------------------

     Registrant meets the conditions set forth in General Instructions J(1)(a) and (b) of Form 10-K and is therefore filing this Form with the reduced disclosure format.

DOCUMENTS INCORPORATED BY REFERENCE:   None
                                       ----
     The Exhibit index is located on page 59.

                              RHI HOLDINGS, INC.
                                   INDEX TO
                          ANNUAL REPORT ON FORM 10-K
                         FOR YEAR ENDED JUNE 30, 1994

PART I                                                                 Page

     Item 1.    Business . . . . . . . . . . . . . . . . . . . . . . .   4

     Item 2.    Properties . . . . . . . . . . . . . . . . . . . . . .   8

     Item 3.    Legal Proceedings  . . . . . . . . . . . . . . . . . .   9

     Item 4.    Submission of Matters to a Vote of Stockholders  . . .  11

PART II

     Item 5.    Market for the Company's Common Equity and Related
                Stockholder Matters. . . . . . . . . . . . . . . . . .  12

     Item 6.*   Selected Financial Data  . . . . . . . . . . . . . . .  12

     Item 7.    Management's Discussion and Analysis of Results of
                Operations and Financial Condition . . . . . . . . . .  12

     Item 8.    Financial Statements and Supplementary Data  . . . . .  21

     Item 9.    Disagreements on Accounting and Financial Disclosure .  58

PART III

     Item 10.*  Directors and Executive Officers of the Registrant . .  58

     Item 11.*  Executive Compensation . . . . . . . . . . . . . . . .  58

     Item 12.*  Security Ownership of Certain Beneficial Owners and
                Management . . . . . . . . . . . . . . . . . . . . . .  58

     Item 13.*  Certain Relationships and Related Transactions . . . .  58

PART IV

     Item 14.   Exhibits, Financial Statements Schedules and Reports
                on Form 8-K  . . . . . . . . . . . . . . . . . . . . .  59


*Item of Form 10-K is omitted in accordance with General Instruction J, Omission of Information by Certain Wholly-Owned Subsidiaries.

                                  PART I
                                  ------


ITEM 1.  BUSINESS
- -----------------

     Item 1 of Form 10-K is omitted in accordance with General Instruction J(2)(d), Omission of Information by Certain Wholly-Owned Subsidiaries. A brief description of the business done by RHI Holdings, Inc. and its subsidiaries is furnished in lieu thereof:

(a)  Brief Description
     -----------------

     RHI Holdings, Inc. (the "Company"), formerly known as Rexnord Holdings Inc., is primarily a holding company incorporated in Delaware. It has two subsidiaries, Fairchild Industries, Inc. ("FII") and Convac GmbH ("Convac"). As used herein, the term "Company" refers to RHI Holdings, Inc. and its subsidiaries, unless otherwise indicated. The Company is a wholly-owned subsidiary of The Fairchild Corporation ("TFC"). The Company also holds a significant equity interest in Banner Aerospace, Inc. ("Banner"), which is a leading international distributor to the aerospace industry.

     The Company conducts its operations primarily through a wholly-owned subsidiary of FII, VSI Corporation ("VSI"), in three business segments:
Aerospace Fasteners, Industrial Products and Communications Services. The Aerospace Fasteners segment designs, manufactures and markets high performance, specialty fastening systems, primarily for aerospace applications. The Industrial Products segment designs, manufactures and markets tooling and electronic control systems for the plastic injection molding and die casting industries. The Communications Services segment furnishes telecommunications services and equipment to tenants of commercial office buildings. For a comparison of the sales of each of the Company's three business segments for each of the last three fiscal years, see "Management Discussion and Analysis of Results of Operations and Financial Condition".

     Operations are also conducted by Convac, a subsidiary acquired in June 1994, which is a leading designer and manufacturer of wet processing tools, equipment and systems required for the manufacture of semiconductor chips and related products and for compact and optical storage disks and flat panel displays. Convac's balance sheet as of June 30, 1994 is included with the Industrial Products segment.

     On December 23, 1993, the Company completed a sale of its 43.9% stock interest in Rexnord Corporation, a manufacturer of mechanical power transmission components and related products.

Fiscal 1994 Developments
- ------------------------

     Aerospace Fasteners Restructuring
     ---------------------------------

     In recent years, the Company has undertaken measures designed to reduce costs and improve operating efficiencies, increase earnings, and maintain its market position in the Aerospace Fasteners segment. These measures have included closing and consolidating certain of the Aerospace Fasteners segment's facilities.

     As a result of the sustained soft worldwide demand for aircraft, and the resulting decline in new order rates and prices for aerospace fasteners, in Fiscal 1994, the Company has undertaken further restructuring actions to downsize, reduce costs, reduce cycle times and improve margins. These restructuring efforts have included discontinuance of certain aircraft engine bolt product lines, increased cellularization of manufacturing processes, relocation of its New Jersey operations to California and re-engineering of certain manufacturing processes and methods to meet increased customer quality standards. In connection with these moves, in Fiscal 1994, the Company recorded restructuring charges of $18.9 million. The Company believes the reduction of the capacity of the Aerospace Fasteners segment, and the reorganization of its remaining manufacturing operations, will continue to improve operating efficiencies and reduce operating costs.

     The foregoing measures represent a continuation of actions commenced in Fiscal 1992 and continued in Fiscal 1993, which included the consolidation of a major manufacturing facility, the elimination of over 410 manufacturing personnel and 100 other personnel of the Aerospace Fasteners segment, a wage and salary freeze and certain other actions to improve manufacturing efficiencies and streamline operations.

     The Company also continues to examine its manufacturing, selling, general and administrative costs and expenses and intends to further reduce such costs and expenses in Fiscal 1995 and, to this end may incur additional restructuring costs related to the elimination of product lines and further personnel reductions.

Aerospace Fasteners
- -------------------

     The Company, through its Aerospace Fasteners segment, is a leading worldwide manufacturer and supplier of fastening systems used in the construction and maintenance of commercial and military aircraft. The Aerospace Fasteners segment accounted for 45.8% of total Company sales for the year ended June 30, 1994.

Industrial Products
- -------------------

     The Industrial Products segment operates under the trade name D-M-E Company ("DME"), and Fairchild Data Corporation ("Data"). DME is a leading manufacturer and supplier of tooling and electronic control products for the plastics injection molding industry worldwide. Data is a supplier of modems for use in high-speed digitized voice and data communications. The Industrial Products segment accounted for 37.5% of total Company sales for the year ended June 30, 1994.

     In June 1994, the Company acquired 100% of the outstanding stock of Convac. Convac is a leading designer and manufacturer of wet processing tools, equipment and systems required for the manufacture of semiconductor chips and related products and for compact and optical storage discs and flat panel displays. See Note 3 of the Company's consolidated financial statements included in Item 8, Financial Statements and Supplementary Data.

Communications Services
- -----------------------

     Fairchild Communications Services Company provides telecommunications equipment and services to tenants of commercial office buildings, under the trade name Telecom 2000 Services. The Company believes it is the largest provider of comprehensive telecommunications services exclusively to multi-tenant office buildings in the United States. Fairchild Communications was founded as a start-up venture in 1985 and has grown rapidly through expansions and acquisitions. Sales have grown from $1.4 million in Fiscal 1986 to $74.2 million in Fiscal 1994. Approximately $48.0 million of such increase was attributable to acquisitions (determined on an annualized basis at the date of acquisition), primarily the acquisition of the telecommunication assets of Amerisystems. The Communications Services segment accounted for 16.7% of total Company sales for the year ended June 30, 1994.

Foreign Operations
- ------------------

     The Company's operations are located primarily in the United States and Europe. Inter-area sales are not significant to the total revenue of any geographic area. Export sales are made by U.S. subsidiaries and divisions to customers in non-U.S. countries, whereas foreign sales are made by the Company's non-U.S. subsidiaries. For the Company's sales results by geographic area and export sales, see Note 19 of the Company's consolidated financial statements included in Item 8, Financial Statements and Supplementary Data.

Major Customers
- ---------------

     No single customer accounted for more than 10% of consolidated sales in any of the Company's business segments for the year ended June 30, 1994.

Backlog of Orders
- -----------------

    Backlog is significant in the Company's Aerospace Fasteners segment due to long-term production requirements of its customers. Backlog of unfilled orders is not material in the Industrial Products segment, where most orders for products are placed and filled within a few weeks. Backlog is not applicable to the Communications Services segment.

     The Company's backlog of orders as of June 30, 1994 in the Aerospace Fasteners and Industrial Products segments amounted to $113.4 million and $5.6 million, respectively. The Company anticipates that approximately 87.8% of the aggregate backlog at June 30, 1994 will be delivered by June 30, 1995.

Suppliers
- ---------

     The Company does not consider itself to be materially dependent upon any one supplier, but is dependent upon a wide range of subcontractors, vendors and suppliers of materials to meet its commitments to its customers.

Research and Patents
- --------------------

     The Company's research and development activities have included: applied research; development of new products; testing and evaluation of, and improvements to, existing products; improvements in manufacturing techniques and processes; development of product innovations designed to meet government safety and environmental requirements; and development of technical services for manufacturing and marketing. The Company's sponsored research and development expenditures amounted to $3,940,000, $3,262,000 and $4,140,000 for the years ended June 30, 1994, 1993 and 1992, respectively. The Company owns patents relating to the design and manufacture of certain of its products and is a licensee of technology covered by the patents of other companies. The Company does not believe that any of its business segments are dependent upon any single patent or upon the rights and licenses it possesses under any single patent owned by others.

Personnel
- ---------

    As of June 30, 1994, the Company had approximately 3,500 employees. Approximately 4% of these employees were covered by collective bargaining agreements. The Company believes that its relations with its employees are good.

Environmental Matters
- ---------------------

     See discussion of Environmental Matter under Item 3 "Legal Proceedings" below.

ITEM 2.   PROPERTIES
- --------------------

     As of June 30, 1994, the Company owned or leased properties totaling approximately 1,805,000 square feet, approximately 1,210,000 square feet of which was owned and 595,000 square feet of which was leased. The Aerospace Fasteners segment's properties consisted of approximately 697,000 square feet, with principal operating facilities of approximately 454,000 square feet concentrated in southern California. The Industrial Products segment's properties consisted of approximately 828,000 square feet, with principal operating facilities of approximately 393,000 square feet located in Arizona, Michigan, Pennsylvania and Belgium.

     The Company owns its corporate headquarters at Washington-Dulles International Airport.

     The Company has several parcels of property which it is attempting to market, lease and/or develop: (i) an 88 acre parcel located in Farmingdale, New York, (ii) a 12 acre parcel located in City of Commerce, California,
(iii) a 6 acre parcel in Temple City, California, and (iv) an 8 acre parcel in Chatsworth, California. In addition to the above, certain other properties of the Company are being marketed.

     On January 17, 1994, the Aerospace Fasteners' Chatsworth, California manufacturing facility suffered extensive damage from the Southern California earthquake. As a result, the Company relocated the Chatsworth manufacturing operations to its other Southern California facilities. See Note 15 of the Company's consolidated financial statements included in Item 8 Financial Statements and Supplementary Data.

     The following table sets forth the location of the larger physical properties used in the continuing operations of the Company, their square footage, the business segment or groups they serve and their primary use. Each of these properties owned or leased by the Company is, in management's opinion, generally well maintained, is suitable to support the Company's business and is adequate for the Company's present needs. All of the Company's occupied properties are maintained and updated on a regular basis.

                             Owned or  Square    Business Segment/
Location                      Leased   Footage        Group               Use
- --------                     --------  -------  -------------------  -------------
Torrance, California           Owned   284,000  Aerospace Fasteners  Manufacturing
Youngwood, Pennsylvania        Owned   135,000  Industrial Products  Manufacturing
Chantilly, Virginia            Owned   125,000  Corporate            Office
City of Industry, California   Owned   120,000  Aerospace Fasteners  Manufacturing
Madison Hts, Michigan          Owned    69,000  Industrial Products  Manufacturing
Industriepark Noord, Belgium   Owned    69,000  Industrial Products  Manufacturing
Santa Ana, California          Owned    50,000  Aerospace Fasteners  Manufacturing
Scottsdale, Arizona            Leased  120,000  Industrial Products  Manufacturing

     Information concerning long-term rental obligations of the Company at June 30, 1994 is set forth in Note 17 to the Company's consolidated financial statements included in Item 8 Financial Statements and Supplementary Data.

ITEM 3.   LEGAL PROCEEDINGS
- ---------------------------

Government Claims
- -----------------

     In 1989, the Company learned through its own quality assurance procedures, and voluntarily disclosed to its customers and the Department of Defense, that certain units of VSI had not performed certain production lot tests mentioned in the military specifications for some limited product lines. The Company does not believe that VSI's level of testing resulted in shipment of unsafe products or that purchasers were otherwise damaged, and the government subsequently reduced certain test requirements. In May 1994, VSI settled this matter with the government by payment of $330,000.

     Following an investigation by the Inspector General of NASA, the civil division of the United States Department of Justice alleged improprieties in years 1982 and 1984 through 1986, in indirect costs rates and labor charging practices of a former subsidiary of the Company. The Company entered into settlement discussions with the Department of Justice to attempt to resolve these claims and has reached an agreement in principle with the government to settle this matter for $5,000,000, payable in six equal semi-annual installments, with interest at 6% per year. The unpaid balance will likely be collateralized by certain excess real estate. If the settlement is not consummated, the government may initiate suit under the False Claims Act, seeking treble damages and penalties, and under the Truth in Negotiation Act, seeking a price reduction on certain contracts and subcontracts.

     The Corporate Administrative Contracting Officer (the "ACO"), based upon the advice of the United States Defense Contract Audit Agency, has made a determination that FII did not comply with Cost Accounting Standards in accounting for (i) the 1985 reversion to FII of certain assets of terminated defined benefit pension plans, and (ii) pension costs upon the closing of segments of FII's business. The ACO has directed FII to prepare a cost impact proposal relating to such plan terminations and segment closings and, following receipt of such cost impact proposals, may seek adjustments to contract prices. The ACO alleges that substantial amounts will be due if such adjustments are made. The Company believes it has properly accounted for the asset reversions in accordance with applicable accounting standards. The Company has entered into discussions with the government to attempt to resolve these pension accounting issues.

Civil Litigation
- ----------------

     Maurice Bidermann Litigation
     ----------------------------

     The Company commenced an action in the United States District for the Southern District of New York, following the breach by Maurice Bidermann ("Bidermann") of an agreement under which Bidermann was to have paid the Company an aggregate sum of approximately $22,500,000, of which Bidermann paid $10,000,000. Additional installments, of $5,000,000 each, were due from Bidermann on December 31, 1992, and June 30, 1993, both of which Bidermann failed to pay. On July 7, 1993, the United States District Court ordered Bidermann to pay the Company the full amount of its claim, $12,947,000, plus interest. Following receipt of the Court's order, Bidermann filed for protection under Chapter 11 of the United States Bankruptcy Code; however, subsequent to the 1994 fiscal year, on motion of the Company, the Bankruptcy Court dismissed Bidermann's Chapter 11 proceedings. Prior to Bidermann's filing for protection under Chapter 11, and continuing subsequent to the Bankruptcy Court's dismissal of those proceedings, the Company attached substantially all assets of Bidermann. In addition, the Company holds shares and warrants of Bidermann Industries, USA, Inc., all of which shares and warrants Bidermann had originally agreed to purchase from the Company for $22,500,000. The collectibility of this judgement, which has been affirmed by the United States Court of Appeals, will depend in part upon the Company's ability to realize sufficient amounts from its attachments, and the value of the shares and warrants held.

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

     In connection with its plans to dispose of certain real estate, the Company must investigate environmental conditions and may be required to take certain corrective action prior or pursuant to any such disposition. In addition, management has identified several areas of potential contamination at or from other facilities owned, or previously owned, by the Company, that may require the Company either to take corrective action or to contribute to a clean-up. The Company is also a defendant in certain lawsuits and proceedings seeking to require the Company to pay for investigation or remediation of environmental matters and has been alleged to be a potentially responsible party at various "Superfund" sites. Management of the Company believes that it has recorded adequate reserves in its financial statements to complete such investigation and take any necessary corrective actions or make any necessary contributions. No amounts have been recorded as due from third parties, including insurers, or set off against, any liability of the Company, unless such parties are contractually obligated to contribute and are not disputing such liability.

Other Matters
- -------------

     The Company is involved in various other claims and lawsuits incidental to its business, some of which involve substantial amounts. The Company, either on its own or through its insurance carriers, is contesting these matters.

     In the opinion of management, the ultimate resolution of the legal proceedings, including those discussed above, will not have a material adverse effect on the financial condition or the future operating results of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS
- --------------------------------------------------------

     None

                                  PART II
                                  -------

ITEM 5.  MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED
- ----------------------------------------------------------
         STOCKHOLDER MATTERS
         -------------------

     All of the Company's outstanding common stock is held by TFC. There is no established public trading market and no dividends have been declared for this class of common stock.

ITEM 6.  SELECTED FINANCIAL DATA
- --------------------------------

     Item 6 of Form 10-K is omitted in accordance with General Instructions J(2)(a), Omission of Information by Certain Wholly-Owned Subsidiaries.

ITEM 7.  MANAGEMENT DISCUSSION AND ANALYSIS OF
- ----------------------------------------------
         RESULTS OF OPERATIONS AND FINANCIAL CONDITION
         ---------------------------------------------

     Item 7 of Form 10-K is omitted in accordance with General Instruction J(2)(a), Omission of Information by Certain Wholly-Owned Subsidiaries. Management's narrative analysis of the results of operations is furnished in lieu thereof:

MANAGEMENT'S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS
- ------------------------------------------------------------

     RHI Holdings, Inc. (the "Company"), formerly known as Rexnord Holdings Inc., is essentially a holding company incorporated in the State of Delaware. It has two subsidiaries, Fairchild Industries, Inc. ("FII") and Convac GmbH ("Convac"). The Company's operations are conducted through Convac and VSI Corporation ("VSI"), which is a wholly-owned subsidiary of FII. The Company is a wholly-owned subsidiary of The Fairchild Corporation ("TFC"). The Company also holds a significant equity interest in Banner Aerospace, Inc. ("Banner").

RECENT DEVELOPMENTS

     On December 23, 1993, the Company consummated the sale of its 43.9% stock interest in Rexnord Corporation ("Rexnord"), consisting of 8,083,248 shares, for $22.50 per share, to BTR Dunlop Holdings, Inc. The Company received $181.9 million in proceeds and realized a pre-tax gain of $129.1 million, net of expenses, in the second quarter of Fiscal 1994.

     During the first quarter of Fiscal 1994, the Company adopted Statements of Financial Accounting Standards No. 106 "Employers' Accounting For Postretirement Benefits Other Than Pensions" and No. 109, "Accounting For Income Taxes" and elected to take one-time non-cash charges totaling $16.0 million, of which $8.0 million was for postretirement benefits and $8.0 million for the change in accounting for income taxes. These charges are reflected in Fiscal 1994, and represent cumulative effects on prior years of the accounting changes, net of related tax benefits, including the Company's 43.9% share of Rexnord's accounting changes, net of tax. For Fiscal 1994, the effect of the changes on pretax income from continuing operations was not material.

     On June 10, 1994, the Company acquired 100% of the Common Stock of Convac GmbH for approximately $4,700,000. Convac GmbH ("Convac") is a leading designer and manufacturer of high precision state-of-the-art wet processing tools, equipment and systems required for the manufacture of semiconductor chips and related products and for compact and optical storage discs and liquid crystal displays. The results of operations will be reported as part of the Industrial Products segment in the future and were immaterial in Fiscal 1994.

RESULTS OF OPERATIONS

     The Company currently operates in three principal business segments:
Aerospace Fasteners, Industrial Products and Communications Services. Set forth below is a comparison of the results of the operations of the Company for the fiscal years ended June 30, 1994 ("Fiscal 1994") and June 30, 1993 ("Fiscal 1993"). This comparison relates solely to the continuing portions of the Company's business.

(In thousands)                          For the years ended June 30,
                                        ----------------------------
                                             1994          1993
                                          ---------     ----------
Sales by Business Segment:

Aerospace fasteners...............         $203,456      $247,080
Industrial products...............          166,499       148,449
Communications services...........           74,190        68,038
                                            -------       -------
Total                                      $444,145      $463,567
                                            =======       =======
Operating Income (Loss) by
  Business Segment:

Aerospace fasteners*..............         $(32,208)     $(15,398)
Industrial products...............           21,024        19,081
Communications services...........           16,483        14,688
                                            -------       -------
Total                                         5,299        18,371

Corporate administrative expense..           (8,023)       (6,310)
Other corporate income............            3,194         5,409
                                            -------       -------
Operating income..................         $    470      $ 17,470
                                            =======       =======

     *Includes restructuring charges of $18.9 million and $15.5 million in Fiscal 1994 and Fiscal 1993, respectively, and an unusual loss from earthquake damage and related business interruption of $4.0 million in Fiscal
1994.

FISCAL 1994 VERSUS FISCAL 1993

General
- -------

     Overall sales declined by 4.2% for Fiscal 1994, compared to Fiscal 1993, primarily caused by price erosion due to excess capacity in the aerospace fasteners industry, reduced order rates from commercial and military aerospace customers in the Aerospace Fasteners segment and lower revenues due to the disruption caused by the earthquake. Reduced order rates were principally due to reductions in defense spending and reduced build rates of commercial airplane original equipment manufacturers, due to conditions in the airline industry. The decline in sales at the Aerospace Fasteners segment was partially offset by significant sales increases at the Industrial Products and Communication Services segments in the Fiscal 1994 period. The Industrial Products segment included sales in the current period by Fairchild Data Corporation which had been classified as a discontinued operation in the prior periods.

     Operating income decreased by $17.0 million in Fiscal 1994, compared to Fiscal 1993. A restructuring charge of $18.9 million was recorded in Fiscal 1994 to further implement the Aerospace Fasteners segment restructuring plan. A $4.0 million charge for earthquake damage and related business interruption also affected this segment in Fiscal 1994. Operating income was up in the Industrial Products and Communications Services business segments for Fiscal 1994, however, in the Aerospace Fasteners segment operating income declined $16.8 million for Fiscal 1994, compared to the prior year. Other corporate income also decreased in Fiscal 1994. (See discussion below).

Aerospace Fasteners
- -------------------

     Sales in the Aerospace Fasteners segment decreased 17.7% in Fiscal 1994, compared to Fiscal 1993, primarily due to the reduced order rates. Ordering activity remained at low levels at original equipment manufacturers, and in the replacement markets. In addition, customers are rescheduling orders to take later delivery in line with reduced aircraft build rates.

     The operating loss in the Aerospace Fasteners segment increased by $16.8 million in Fiscal 1994, compared to the Fiscal 1993 period. During the Fiscal 1994 period, as a result of the sustained soft worldwide demand for aircraft, aircraft engines and the resulting decline in new order rates and prices for aerospace fasteners, the Company has continued to undertake further restructuring actions to further downsize, reduce costs, reduce cycle times and improve margins. These restructuring efforts include discontinuance of certain aircraft engine bolt and other product lines, increased cellularization of manufacturing processes, relocation of its New Jersey operations into California and re-engineering certain manufacturing processes and methods to meet increased customer quality standards.

     The Company recorded a pretax restructuring charge of $18.9 million in Fiscal 1994 to cover the cost of the above mentioned restructuring activities, including the write down of goodwill and surplus assets related to certain product lines, severance benefits and the nonrecurring costs associated with the cellularization and reengineering of manufacturing processes and methods. Depending on future demand and prices of aerospace fasteners, the Company may take further restructuring actions in the future and may record additional restructuring charges to cover the cost of these activities. The Fiscal 1993 period included a restructuring charge of $15.5 million relating to further downsizing fastener operations in Europe and California, and severance and early retirement benefits for terminated employees.

     On January 17, 1994, the Company's Chatsworth, California Aerospace Fasteners manufacturing facility suffered extensive damage from the Southern California earthquake. As a result, the Company has relocated the Chatsworth manufacturing operations to its other Southern California facilities. This disruption has caused increased costs and reduced revenues in Fiscal 1994 and will likely negatively affect Fiscal 1995 as well. While the Company carries insurance for both business interruption and property damage caused by earthquakes, the policy has a 5% deductible. The Company has recorded an unusual pretax loss in Fiscal 1994 of $4.0 million to cover the currently estimated net cost of the damages and business interruption caused by the earthquake. Included in prepaids and other current assets is an insurance claim receivable of $5.9 million for recoverability of costs related to business interruption and property damage.

     Operating income in Fiscal 1994 was also affected by (1) reduced demand and price erosion; and (2) higher quality control costs resulting from customers' intensified quality requirements. A large customer's disapproval in the third quarter of Fiscal 1993, of the quality system at one of the Aerospace Fasteners segment's plants negatively affected sales and operating income in Fiscal 1994. The disapproval resulted in the plant being ineligible to receive new orders, delayed shipments due to on-site customer inspection of finished product, and increased quality costs. The segment has implemented a program to comply with the customer's quality requirements and the plant's quality system was requalified by the customer during the first quarter of Fiscal 1994. The quality improvement program requires that the plant reinspect its inventories and modify certain manufacturing processes and quality procedures at all major facilities. This program has resulted in one time start-up costs and increased recurring quality costs, each of which negatively affected the Fiscal 1994 operating results, and will likely negatively affect the future profit margins of this segment.

Industrial Products
- -------------------

     Sales in the Industrial Products segment increased 12.2% in Fiscal 1994 compared to Fiscal 1993. The inclusion of Fairchild Data Corporation sales in Fiscal 1994 accounted for 76.5% of the increased sales in this segment. The increase in sales in the current period reflects customer response to D-M-E Company's ("DME") fast delivery programs, new products, and growth of the domestic economy. Domestic demand for tooling for plastics has been strong while foreign demand has been sluggish in certain countries, reflecting the economic conditions abroad. However, expansion into selected foreign markets is being pursued and appears to have potential.

     Operating income in the Industrial Products segment increased 10.2% in Fiscal 1994, compared to Fiscal 1993. The inclusion of Fairchild Data Corporation operating income in Fiscal 1994 accounted for 48.9% of the increase in operating income in this segment. The improved results in the current period resulted from a higher sales volume and improved operating margins. In recent years the Industrial Products segment has implemented several cost savings steps, including overhead reduction and improved inventory management programs, which have contributed to the higher operating margins. The improvements in inventory management and delivery systems resulted in faster deliveries, reduction in inventory, and higher inventory turnover. In addition, DME has continued to implement improved manufacturing methods that have reduced cycle times and costs.

Communications Services
- -----------------------

     Sales in the Communications Services segment increased 9.0% in Fiscal 1994, compared to Fiscal 1993, primarily due to the inclusion of sales from acquisitions, the addition of telecommunications franchises in new office buildings, and growth at existing sites.

     Operating income in the Communications Services segment increased 12.2% in Fiscal 1994 compared to Fiscal 1993, primarily due to increased sales resulting from the reasons given above and related economies of scale. Operating income as a percent of sales in Fiscal 1994 was slightly higher than Fiscal 1993.

Other Expenses/Income
- ---------------------

     Corporate Administrative Expense - FII's corporate staff performs work for several corporate entities including TFC, VSI and the Company. Corporate administrative expense incurred by FII is invoiced on a monthly basis and represents the estimated cost of services performed on behalf of such companies by FII. Management believes that the corporate administrative expense of the Company would be higher if it operated as a separate independent entity. Corporate administrative expense increased by 27.1% in Fiscal 1994, as compared to Fiscal 1993, due to allocating a portion of TFC's administrative expense to the Company. This increase was due to increased TFC staff involvement on behalf of the Company. TFC expense was not allocated to the Company in the prior year periods.

     Other Corporate Income - Other corporate income includes royalty income, rental income, gain on the sale of a trademark and the reversal of excess reserves no longer deemed necessary. Other corporate income decreased $2.2 million in Fiscal 1994 compared to Fiscal 1993, primarily due to the absence of amortization of over accrued retiree health care expense in Fiscal 1994 and the write down of corporate real estate held for sale.

     Net Interest Expense - Net interest expense decreased 12.3% in Fiscal 1994, compared to Fiscal 1993, primarily due to lower borrowings in Fiscal 1994 and significantly higher cash and cash equivalents in Fiscal 1994.

     Investment Income - Investment income increased $3.2 million in Fiscal 1994 compared to Fiscal 1993, primarily as a result of gains realized on the liquidation of investments in Fiscal 1994. Also included in Fiscal 1994 were $2.8 million of dividends realized on participating pension annuity contracts, compared to $.9 million in Fiscal 1993.

     Equity in Earnings of Affiliates - Equity in earnings of affiliates decreased $15.5 million in Fiscal 1994, primarily due to lower earnings of Banner and of Rexnord prior to the Company selling its interest in Rexnord. Consequently, the current year period includes no earnings for Rexnord subsequent to the sale date.

     Minority Interest expense includes dividend expense on FII's Series C Preferred Stock.

     Non-Recurring Income - Non-recurring income in Fiscal 1994 includes the net pre-tax gain of $129.1 million on the Company's 43.9% stock interest in Rexnord which was sold to BTR Dunlop Holdings, Inc. for $22.50 per share on December 23, 1993.

     Income Taxes - For Fiscal 1994, the Company provided an income tax provision at a rate of 42.0%. The provision tax rate was higher than the statutory rate, largely due to the write off and amortization of goodwill, which is not deductible for tax purposes.

Accounting Changes:

     1) Postretirement Benefits - Using the immediate recognition method, the after-tax charge to earnings representing the cumulative effect of the accounting change was $.5 million. The unamortized portion of an overstated liability of $10.4 million for discontinued operations substantially offset the transition obligation of $10.9 million for active employees and retirees of continuing operations. In addition, a $7.5 million charge, net of the Company's related tax benefit, was recorded for the Company's share of Rexnord's cumulative charge resulting from this change in accounting.

     2) Accounting for Income Taxes - The Company elected the immediate recognition method and recorded a $7.5 million charge representing the cumulative effect on prior years. This charge represents deferred taxes related primarily to differences between the tax basis and book basis of fixed assets, prepaid pension expense, and inventory. In addition, a $.5 million charge was recorded for the Company's share of Rexnord's cumulative charge resulting from this accounting change.

     Extraordinary items - net included in Fiscal 1993 is an extraordinary charge of $11.8 million, net of tax, which is 42% of the Rexnord Corporation extraordinary charge related to premiums paid to repurchase debt and the write off of deferred loan costs. In addition, FII recorded a charge of $.8 million, net of tax, for deferred loan fees written off from the portion of the term loan prepaid.

     Net Earnings - Net earnings increased $61.7 million in Fiscal 1994 compared to Fiscal 1993, primarily due to the $129.1 million pretax gain realized from the sale of shares of Rexnord, offset by a $17.0 million drop in operating income, decreased equity earnings of $15.5 million, a $16.0 million charge, net of tax, for the cumulative effect of changes in accounting principles, and increased taxes on the higher level of income.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

    Working capital at June 30, 1994 was $77.5 million higher than at June 30, 1993. The primary reasons for this increase were an increase in cash of $51.4 million, resulting from the sale of shares of Rexnord, a decrease in current debt of $51.2 million, offset partially by a $9.8 million decrease in prepaids and other current assets, primarily from lower net tax assets as a result of the adoption of SFAS No. 109, and an increase of $17.3 million in the income tax payable account reflecting taxes recorded on the sale of shares of Rexnord. An increase in accounts receivable of $9.5 million was substantially offset by an increase in accounts payable and other accrued expenses and was largely due to the acquisition of Convac in June 1994.

     The Company's principal sources of liquidity are cash generated from operations and borrowings under the Credit Agreement. As a result of certain amendments to its Credit Agreement and the issuance of FII's Senior Secured Notes due 1999, $50 million of VSI's revolving credit facility has been extended from 1994 to 1997.

     The Company also expects to generate cash from the sale of certain assets and liquidation of investments. Net assets held for sale at June 30, 1994 had a book value of $35.1 million and included several parcels of real estate in California and an 88 acre parcel of real estate located in Farmingdale, New York, which the Company plans to sell, lease or develop, subject to the resolution of environmental matters and market conditions. Included in long-term investments at June 30, 1994 is a contractual obligation for the Company to receive $12.9 million from an individual which has a net carrying amount of $9.3 million. The obligation in part, may be satisfied by 7.1% of the outstanding common stock of Bidermann Industries USA, Inc., a closely held company, held by the Company. In addition, the Company has attached substantially all of the individual's property. The individual filed for protection under Chapter 11 of the U.S. Bankruptcy Code
on July 7, 1993.    However, subsequent to the 1994 fiscal year end, on a
motion by the Company, the Bankruptcy Court dismissed the Chapter 11 proceedings. The Company believes that liquidation of assets held or attached by the Company will be sufficient to recover the carrying amount of this investment. (See Item 8, Note 17 to the Company's consolidate financial statements.)

     The Company's principal cash requirements include debt service, capital expenditures, acquisitions, payment of other liabilities and mandatory redemption of, and payment of dividends on, preferred stock.

     The level of the Company's capital expenditures varies from year to year, depending upon the timing of capital spending for new production equipment, periodic plant and facility expansion, as well as cost reduction and labor efficiency programs. For Fiscal 1994, capital expenditures including the cost of acquisitions were $18.1 million. Capital expenditures for Fiscal 1993 and Fiscal 1992 were $22.9 million and $35.0 million, respectively. The Company anticipates that capital expenditures in Fiscal 1995 will approximate $19.6 million.

     During Fiscal 1994, goodwill was reduced by $7.0 million as a result of the restructuring charge which included a write down of goodwill related to certain aerospace fasteners product lines which are in the process of being discontinued.

     Investments and advances - affiliated companies decreased $62.4 million, primarily due to the sale of the Company's stock interest in Rexnord in the second quarter of Fiscal 1994, combined with accounting changes and restructuring charges recorded in the first quarter of Fiscal 1994, at Rexnord and charges for discontinued operations recorded at Banner in the fourth quarter of Fiscal 1994.

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

     The Company's Credit Agreement requires the Company to comply with certain financial covenants, including achieving cumulative earnings before interest, taxes, depreciation and amortization ("EBITDA Covenant"), and maintaining certain coverage ratios. The Company was in compliance with the Credit Agreement as of the end of Fiscal 1994. The Company has negotiated an amendment to the Credit Agreement (i) to accommodate the unusual loss from the January 17, 1994 Southern California earthquake, and (ii) to reduce by $5.0 million the Company's minimum requirement under the EBITDA Covenant for the duration of the Credit Agreement. To comply with the minimum EBITDA Covenant requirements (as amended), the Company's subsidiary, VSI, must earn for the cumulative total of the trailing four quarters, EBITDA as follows:
$68.6 million for the first quarter of Fiscal 1995, $70.4 million for the second quarter of Fiscal 1995, $72.1 million for the third quarter of Fiscal 1995 and $75.0 million for the fourth quarter of Fiscal 1995. VSI's ability to meet the minimum requirement under the EBITDA Covenant in Fiscal 1995 is uncertain, and there can be no assurance that the Company will be able in the future to comply with the minimum requirements under the EBITDA Covenant and other financial covenants under the Credit Agreement. Noncompliance with any of the financial covenants, without cure, or waiver would constitute an event of default under the Credit Agreement. An event of default resulting from a breach of a financial covenant may result, at the option of lenders holding a majority of the loans, in acceleration of the principal and interest outstanding, and termination of the revolving credit line. If necessary, management believes a waiver can be obtained.

     FII may transfer available cash as dividends to RHI if the purpose of such dividends is to provide TFC with funds necessary to meet its debt service requirements under specified notes and debentures. All other dividends from FII to the Company are subject to certain limitations under the Credit Agreement. As of June 30, 1994, FII was unable to provide dividends to the Company. The Credit Agreement also restricts FII from additional borrowings under the Credit Facilities for the payment of any dividends.

IMPACT OF FUTURE ACCOUNTING CHANGES

Accounting by Creditors for Impairment of a Loan
- ------------------------------------------------

     On July 1, 1994 the Company implemented SFAS No. 114, "Accounting by Creditors for Impairment of a Loan" ("SFAS No. 114"). SFAS No. 114 is a change in accounting principle that requires the Company, as a creditor, to evaluate for impairment (i) the collectibility of the contractual principal and interest of accounts receivable and notes receivable with terms longer than one year, and (ii) all loans restructured in a troubled debt restructuring. Accordingly, any loan impairment shall be recognized in the financial statements. The effect of implementing SFAS No. 114, by the Company, was not material.

Accounting for Certain Investments and Debt and Equity Securities
- -----------------------------------------------------------------

     On July 1, 1994 the Company adopted SFAS 115 "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 115"). SFAS No. 115 provides new rules on accounting and reporting for investments in equity securities that have readily determinable fair values and for all investments in debt securities. The effect of implementing SFAS No. 115, by the Company, was not material.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
- ------------------------------------------------------

     The following consolidated financial statements of the Company and the report of the Company's independent public accountants with respect thereto, are set forth below.
                                                                  Page
                                                                  ----

Consolidated Balance Sheets as of June 30, 1994 and 1993....       22

Consolidated Statements of Earnings - The three years ended
   June 30, 1994, 1993 and 1992.............................       24

Consolidated Statements of Stockholder's Equity - The three
  years ended June 30, 1994, 1993 and 1992..................       25

Consolidated Statements of Cash Flows - The three years
  ended June 30, 1994, 1993 and 1992........................       26

Notes to Consolidated Financial Statements..................       28

Report of Independent Public Accountants....................       57

Supplementary data regarding "Quarterly Financial Information (Unaudited)" is set forth under this Item 8 in Note 20 to Consolidated Financial Statements.

             RHI HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                                (In thousands)
                                                 June 30,       June 30,
ASSETS                                             1994           1993
- ------                                         ------------   ------------
Current Assets:
Cash and cash equivalents, $545 and $0
   restricted................................   $   94,220     $   42,838
Short-term investments.......................        6,578          5,114
Accounts receivable-trade, less allowances
  of $3,314 and $1,746.......................       73,376         63,891
Due from The Fairchild Corporation...........        1,305           --
Inventories:
   Finished goods............................       47,120         51,776
   Work-in-process...........................       30,907         30,766
   Raw materials.............................       11,988          8,987
                                                 ---------      ---------
                                                    90,015         91,529

Prepaid expenses and other current assets....       18,723         28,545
                                                 ---------      ---------
Total Current Assets.........................      284,217        231,917

Property, plant and equipment - net..........      171,245        189,119

Net assets held for sale.....................       35,134         28,492
Cost in excess of net assets acquired,
  (Goodwill) less accumulated amortization of
  $29,116 and $24,318........................      200,873        211,713
Investments and advances - affiliated
  companies..................................       77,581        140,007
Deferred loan costs..........................        9,938         13,212
Prepaid pension assets.......................       61,628         54,316
Long-term investments........................       14,716         17,514
Notes receivable and other assets............       34,856         44,430
                                                 ---------      ---------
Total Assets.................................   $  890,188     $  930,720
                                                 =========      =========










The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

              RHI HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                               (In thousands)
                                                 June 30,       June 30,
LIABILITIES AND STOCKHOLDER'S EQUITY               1994           1993
- ------------------------------------           ------------   ------------
Current Liabilities:
Bank notes payable and current maturities
 of long-term debt...........................   $   14,978     $   66,137
Accounts payable.............................       35,169         29,028
Due to The Fairchild Corporation.............          --           1,804
Accrued liabilities:
   Salaries, wages and commissions...........       14,667         13,621
   Employee benefit plan costs...............        2,120          1,321
   Insurance.................................       14,942         15,439
   Interest..................................       10,236         11,990
   Other.....................................       33,813         29,035
   Income tax payable........................       17,264            --
                                                 ---------      ---------
                                                    93,042         71,406

Total Current Liabilities....................      143,189        168,375

Long-term debt...............................      312,481        355,537
Other long-term liabilities..................       23,676         17,468
Retiree health care liabilities..............       51,189         50,797
Noncurrent income taxes......................       28,821         33,711
Minority interest in subsidiaries............       24,595         25,080
Redeemable preferred stock of subsidiary.....       18,932         19,112

Stockholder's Equity:

Common Stock.................................          100            100
Preferred Stock..............................          100            100
Paid-in capital..............................      229,297        225,879
Retained earnings............................       74,132         50,881
Cumulative translation adjustment............        3,346          2,666
Unrealized loss on noncurrent marketable
  securities, net of tax.....................      (18,265)       (18,986)
Additional minimum liability for pensions,
  net of tax.................................       (1,405)           --
                                                 ---------      ---------
Total Stockholder's Equity...................      287,305        260,640
                                                 ---------      ---------
Total Liabilities and Stockholder's Equity...   $  890,188     $  930,720
                                                 =========      =========



The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

             RHI HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF EARNINGS
                               (In thousands)
                                           For the Years Ended June 30,
                                         --------------------------------
                                           1994        1993        1992
                                         --------    --------    --------
Revenue:
   Sales............................     $444,145    $463,567    $489,780
   Other income, net................        5,882       6,908       4,541
                                          -------     -------     -------
                                          450,027     470,475     494,321
Costs and Expenses:
  Cost of sales....................       337,881     351,074     358,034
  Selling, general & administrative        76,986      77,278      82,619
  Research and development.........         3,940       3,262       4,140
  Amortization of goodwill.........         5,890       5,922       5,772
  Restructuring....................        18,860      15,469       2,500
  Unusual items....................         6,000        --          --
                                          -------     -------     -------
                                          449,557     453,005     453,065

Operating income...................           470      17,470      41,256

Interest expense...................        43,637      47,528      43,110
Interest income....................        (3,042)     (1,233)     (4,824)
                                          -------     -------     -------
Net interest expense...............        40,595      46,295      38,286

Investment income, net.............         6,004       2,776       9,419
Equity in earnings (loss) of
  affiliates.......................        (5,591)      9,876       2,691
Minority interest..................        (2,552)     (2,289)       (210)
Non-recurring income...............       129,082        --          --
                                          -------     -------     -------
Earnings (loss) from Continuing
  Operations before Income Taxes...        86,818     (18,462)     14,870

Income Tax Provision (benefit).....        36,459      (3,528)      8,400
                                          -------     -------     -------
Earnings (loss) from Continuing
  Operations........................       50,359     (14,934)      6,470

Loss on Disposal of Discontinued
  Operations, net...................         --          --        (1,399)
                                          -------     -------     -------
Earnings (loss) before extraordinary
 items and accounting changes.......       50,359     (14,934)      5,071
Extraordinary items, net............         (243)    (12,614)        201
Cumulative effect of change in
  accounting for postretirement
  benefits, net....................        (8,015)        --          --
Cumulative effect of change in
  accounting for income taxes, net.        (7,999)        --          --
                                          -------     -------     -------
Net Earnings (loss)................      $ 34,102    $(27,548)   $  5,272
                                          =======     =======     =======

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                RHI HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
                                 (In thousands)

                                                                           Unrealized  Additional
                                                                            Loss On    Minimum
                                                                Cumulative  Noncurrent Liability
                                 Common  Pref. Paid-in Retained Translation Marketable For
                         Total   Stock  Stock  Capital Earnings Adjustment  Securities Pensions
                        -------  ------ ------ ------- -------- ----------- ---------- ----------
BALANCE, July 1, 1991  $320,768 $  100 $  100 $224,800 $93,157  $  2,611    $    -    $     -
- ----------------------
Net earnings..........    5,272    -      -        -     5,272       -           -          -
Cumulative translation
 adjustment...........    3,558    -      -        -        -      3,558         -          -
Dividends.............  (10,000)   -      -        -   (10,000)      -           -          -
                        -------  -----  -----  ------- -------    ------     -------     ------
BALANCE, June 30, 1992  319,598    100    100  224,800  88,429     6,169         -          -
- ----------------------
Net loss..............  (27,548)   -      -        -   (27,548)      -           -          -
Cumulative translation
 adjustment...........   (3,503)   -      -        -       -      (3,503)        -          -
Unrealized valuation
 loss on noncurrent
 marketable
 securities...........  (18,986)   -      -        -       -         -       (18,986)       -
Dividends.............  (10,000)   -      -        -   (10,000)      -           -          -
Gain on Initial Public
 Offering of Rexnord
 Corporation..........    1,079    -      -      1,079     -         -           -          -
                        -------  -----  -----  -------  ------    ------     -------     ------
BALANCE, June 30, 1993  260,640    100    100  225,879  50,881     2,666     (18,986)       -
- ----------------------
Net earnings..........   34,102    -      -        -    34,102       -           -          -
Cumulative translation
 adjustment...........      680    -      -        -       -         680         -          -
Dividends.............  (10,000)   -      -        -   (10,000)      -           -          -
Unrealized valuation
 gain on noncurrent
 marketable
 securities...........      721    -      -        -       -         -           721        -
Additional minimum
 liability for
 pensions.............   (1,405)   -      -        -       -         -           -       (1,405)
Transfer of subsidiary
 from parent..........     (851)   -      -        -      (851)      -           -          -
Capital contribution
 from parent..........    3,381    -      -      3,381     -         -           -          -
Gain on outside
 purchase of
 preferred stock of
 subsidiary...........       37    -      -         37     -         -           -          -

                        -------  -----  -----  -------  ------    ------     -------     ------
BALANCE, June 30, 1994 $287,305 $  100 $  100 $229,297 $74,132   $ 3,346    $(18,265)   $(1,405)
                        =======  =====  =====  =======  ======    ======     =======     ======


The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

             RHI HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (In thousands)
                                              For the Years Ended June 30,
                                              ----------------------------
                                                1994      1993      1992
                                              --------  --------  --------
Cash flows from operating activities:
  Net earnings (loss).......................  $ 34,102  $(27,548) $  5,272
  Adjustments to reconcile net earnings
    (loss) to net cash used for operating
    activities:
    Cumulative effect of change in
      accounting for postretirement
      benefits, net.........................     8,015      --        --
    Cumulative effect of change in
      accounting for income taxes, net......     7,999      --        --
    Extraordinary loss on recapitalization
      of Rexnord Corporation................      --      11,808      --
    Depreciation and amortization...........    33,575    31,527    26,545
    Accretion of discount on long-term
      liabilities...........................     4,718     2,252     5,365
    Provision for restructuring and unusual
      items (excluding cash payments of
      $6,020 in 1994 and $7,896 in 1993)....    18,840     7,573      --
    Net gain on sale of Rexnord investment..  (129,082)     --        --
    Loss (gain) on sale of property, plant
      and equipment.........................       411     2,297      (197)
    Equity loss (earnings) of affiliates....     5,591    (9,876)   (2,691)
    Minority interest.......................     2,552     2,289       210
    Change in accounts receivable...........    (2,515)    7,268     3,529
    Change in inventories...................     4,246     9,444    (1,184)
    Change in other current assets..........    10,561      (999)   (2,410)
    Change in non-current assets............    (1,672)  (12,948)   (7,160)
    Change in accounts payable, accrued
      and other liabilities.................    (2,553)  (31,418)  (28,924)
                                              --------  --------  --------
Net cash used for operating activities......    (5,212)   (8,331)   (1,645)

Cash flows from investing activities:
  Net proceeds from sale of Rexnord
   investment...............................   178,089      --        --
  Purchase of Rex-PT stock..................      --        --      (4,000)
  Purchase of Rex-PT option.................      --     (18,635)   (1,913)
  Change in TFC and other investments.......     1,334    31,798   (15,272)
  Equity investments in affiliates..........    (2,918)     --        (823)
  Acquisition of subsidiary, net of cash
    acquired................................    (1,905)   (7,313)     --
  Collections on notes and other receivables
    related to operations sold..............     1,183       218       147
  Purchase of property, plant and equipment.   (16,218)  (15,544)  (35,032)
  Proceeds from sale of property, plant and
    equipment...............................     1,351     1,287     2,640
                                              --------  --------  --------
Net cash provided by (used for) investing
  activities................................   160,916    (8,189)  (54,253)


The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

             RHI HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (In thousands)
                                              For the Years Ended June 30,
                                              ----------------------------
                                                1994      1993      1992
                                              --------  --------  --------
Cash flows from financing activities:
  Proceeds from issuance of debt............  $ 68,558  $224,728  $ 68,540
  Debt repayments, net......................  (176,148) (165,609)  (66,696)
  Payment of dividends......................    (1,007)  (10,000)     --
  Capital contribution from TFC.............     3,381      --        --
                                              --------  --------  --------
Net cash (used for) provided by financing
  activities................................  (105,216)   49,119     1,844
Effects of exchange rate changes on cash....       894    (2,900)      387
Change in cash and cash equivalents.........    51,382    29,699   (53,667)

Cash and cash equivalents, beginning of
  year......................................    42,838    13,139    66,806
                                              --------  --------  --------
Cash and cash equivalents, end of year......  $ 94,220  $ 42,838  $ 13,139
                                              ========  ========  ========




























The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.
</TABEL>

              RHI HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     ------------------------------------------

     Corporate Structure: RHI Holdings, Inc. (the "Company"), formerly known as Rexnord Holdings Inc., is a holding company incorporated in the State of Delaware. It has two subsidiaries, Fairchild Industries, Inc. ("FII") and
Convac GmbH ("Convac").  The Company's operations are conducted through
Convac and VSI Corporation ("VSI"), which is a wholly-owned subsidiary of FII. The Company is a wholly-owned subsidiary of The Fairchild Corporation
("TFC").  The Company also holds a significant equity interest in Banner
Aerospace, Inc. ("Banner").

     Fiscal Year:  The fiscal year ("Fiscal") of the Company ends June 30.
All references herein to "1994", "1993", and "1992" mean the fiscal years ended June 30, 1994, 1993, and 1992, respectively.

     Principles of Consolidation: The consolidated financial statements are prepared in accordance with generally accepted accounting principles and include the accounts of the Company and its majority-owned subsidiaries.
Investments in companies owned between 20 percent and 50 percent are recorded at cost, adjusted for equity in undistributed earnings or losses since the date of acquisition (see Note 7). All significant intercompany accounts and transactions have been eliminated in consolidation.

     Statements of Cash Flows: For purposes of these statements, the Company considers all temporary investments with original maturity dates of three months or less as cash equivalents. Total net cash disbursements made by the Company for income taxes and interest were as follows:

(In thousands)                      1994       1993       1992
                                  --------   --------   --------
Interest.......................   $ 38,562   $ 37,758   $ 43,465
Income taxes...................       (931)     2,679      3,426

     Restricted Cash: On June 30, 1994, the Company had restricted cash of $545,000, all of which is maintained as collateral for certain debt facilities. Cash investments are in high grade, short-term certificate of deposits.

     Inventories: Inventories are valued at the lower of cost or market, with cost determined primarily on the last-in, first-out (LIFO) basis. Inventories from continuing operations are valued as follows:

                                                June 30,        June 30,
(In thousands)                                    1994            1993
                                                --------        --------
Last-in, first-out (LIFO)...................    $ 69,829        $ 78,068
First-in, first-out (FIFO)..................      20,186          13,461
                                                 -------         -------
Total inventories...........................    $ 90,015        $ 91,529
                                                 =======         =======

     For inventories valued on the LIFO method, the excess of current FIFO over stated LIFO value was approximately $7,924,000 and $8,981,000 at June 30, 1994 and 1993. The LIFO decrement was immaterial for Fiscal 1994.

     Properties and Depreciation: Properties are stated at cost and depreciated over estimated useful lives, generally on a straight-line basis. For Federal income tax purposes, accelerated depreciation methods are used. No interest costs were capitalized in any of the years presented. Property, plant, and equipment consisted of the following:

                                                June 30,        June 30,
(In thousands)                                    1994            1993
                                                --------        --------
Land......................................      $ 16,227        $ 21,195
Buildings and improvements................        44,818          49,294
Machinery and equipment...................       184,147         171,515
Transportation vehicles...................           618             536
Furniture and fixtures....................         5,632           4,501
Construction in progress..................         6,358           5,209
                                                 -------         -------
                                                 257,800         252,250
Less:  Accumulated depreciation...........       (86,555)        (63,131)
                                                 -------         -------
Net property, plant, and equipment........      $171,245        $189,119
                                                 =======         =======

     Amortization of Goodwill: The excess of the cost of purchased businesses over the fair value of their net assets at acquisition dates (goodwill) is being amortized on a straight-line basis over 40 years.

     Deferred Loan Costs: Deferred loan costs associated with various debt issues are being amortized over the terms of the related debt, based on the amount of debt outstanding, using the effective interest method.
Amortization expense for these loan costs for Fiscal 1994, 1993 and 1992 was $2,948,000, $2,493,000 and $1,653,000, respectively.

     Impairment of Long Lived Assets: The Company reviews its long lived assets, including property, plant and equipment, identifiable intangibles and goodwill, for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. To determine recoverability of its long lived assets the Company evaluates the probability that undiscounted future net cash flows, without interest charges, will be less than the carrying amount of the assets.

     Despite two consecutive years of operating losses in the Company's Aerospace Fasteners segment, the Company believes that future net cash flows from this segment will be sufficient to permit recovery of the segment's long lived assets, including the remaining goodwill, after a $7,000,000 reduction of goodwill in Fiscal 1994 relating to certain aerospace product lines which are in the process of being discontinued.

     Foreign Currency Translation: All balance sheet accounts of foreign subsidiaries are translated at the current exchange rate as of the end of the accounting period. Income statement items are translated at average currency exchange rates. The resulting translation adjustment is recorded as a separate component of stockholder's equity. Transaction gains and losses included in other income were not significant.

     Extraordinary items: The Company recognized extraordinary gains and losses, net of write-offs of deferred debt issue costs and debt discounts, from the early extinguishment of debt resulting from the repurchases of its debentures on the open market or in negotiated transactions. Total repurchases made by the Company were $11,023,000 face value purchased for $11,387,000 in Fiscal 1994, $559,000 face value purchased for $495,000 in
Fiscal 1993, $3,000,000 face value purchased for $2,629,000 in Fiscal 1992. The Company recorded extraordinary income (loss), net of taxes, of $(243,000), $18,000, and $201,000 relating to these repurchases in Fiscal 1994, 1993 and 1992, respectively.

     The Company also recognized an extraordinary loss in Fiscal 1993 relating to the recapitalization of Rexnord Corporation ("Rexnord"), in which the Company held a significant equity ownership (see Note 4).

     Non-recurring Items: Non-recurring income for Fiscal 1994 consists of the gain realized from the sale of the Company's equity investment in Rexnord (see Note 2).

     Research and Development: Company-sponsored research and development expenditures are expensed as incurred.

     Reclassifications: Certain amounts in prior years' financial statements have been reclassified to conform with the 1994 presentation.

2.   SALE OF REXNORD CORPORATION
     ---------------------------

     On December 23, 1993, the Company completed a sale of its 43.9% stock interest in Rexnord to BTR Dunlop Holdings, Inc. ("BTR"), for $22.50 per share. The Company received $181,873,000 in gross proceeds and realized for Fiscal 1994, a $129,082,000 net pre-tax gain on the sale. In connection with the sale of its interest in Rexnord, the Company agreed to place shares of Banner, with a fair market value of $25,000,000, in escrow to secure the Company's indemnification of BTR against a contingent liability. Once the contingent liability is resolved, the escrow will be released. The financial statements include the Company's equity earnings from Rexnord, until the date of the sale. (See Note 7).

3.   ACQUISITIONS
     ------------

     On June 10, 1994, the Company acquired 100% of the Common Stock of Convac GmbH for approximately $4,700,000. Convac GmbH is a leading designer and manufacturer of high precision state-of-the-art wet processing tools, equipment and systems required for the manufacture of semiconductor chips and related products, for compact and optical storage discs and liquid crystal displays.

     Fairchild Communications Services Company ("Fairchild Communications"), a partnership whose partners are indirect subsidiaries of the Company, has, within the last few years, completed the acquisition of several small companies involved in the building telecommunications business. In Fiscal 1993, Fairchild Communications acquired all the telecommunication assets of Office Networks, Inc. for approximately $7,300,000.

     The cost of Fiscal 1992 acquisitions by Fairchild Communications totaled approximately $4,960,000. These purchases included: Bramtel, Inc. purchased August 1991 for $1,800,000; Hansen Communications purchased September 1991 for $160,000; certain assets of Telshare Associates Limited Partnership purchased April 1992 for approximately $1,100,000; and the stock of Teletech Resources Corporation purchased May 1992 for approximately $1,900,000, subject to certain adjustments.

4.   REXNORD RECAPITALIZATION
     ------------------------

     On July 9, 1992, Rex-PT Holdings, Inc. and its wholly-owned subsidiary, Rexnord Corporation, completed a recapitalization (the "Rexnord Recapitalization"). The Rexnord Recapitalization included (i) a Public Offering of $172,500,000 of new Senior Notes due 2002, (ii) an increase in the amount of borrowing available under its credit agreement, and (iii) an Initial Public Offering (the "Rexnord IPO") of 9,200,000 shares of Rexnord Corporation Common Stock $0.01 par value, at $17 per share. Immediately prior to the Rexnord IPO, Rexnord Corporation (i) redeemed 4,878,582 shares of its Series A Preferred Stock and paid $5,093,000 as the redemption price, and (ii) merged with and into Rex-PT Holdings, Inc., which was the surviving corporation. Pursuant to the merger, Rex-PT Holdings,Inc. changed its name to Rexnord Corporation.

     In conjunction with the Rexnord IPO, the Company exercised an option to purchase 1,794,530 shares of Rexnord common stock from Zaria Inc. for approximately $18,600,000, and converted all classes of Rexnord's Preferred Stock held by the Company into Common Shares of Rexnord at a conversion price of $22 per share. Subsequent to the completion of the Rexnord IPO, the Company owned approximately 44.7% of Rexnord's common stock. As a result of the Rexnord Recapitalization, in the first quarter of Fiscal 1993, the Company recorded an extraordinary charge of $11,804,000, 42.0% (its previous ownership percentage share) of the Rexnord's extraordinary charge related to premiums paid to repurchase debt and the writing off of deferred loan costs.

5.   DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE
     ------------------------------------------------

     During Fiscal 1992, the Company recorded additional write downs on two previously sold businesses and recognized a $1,399,000 loss on disposal of discontinued operations, net of a $720,000 tax benefit.

     The Company has decided not to sell Fairchild Data Corporation ("Data") which previously was included in net assets held for sale. The Company is recording the current period's results from Data with the Company's Industrial Products Segment. Sales from Data formerly included in net assets held for sale, and not included in results of operations, were $15,432,000 and $13,624,000 for the twelve months ended June 30, 1993 and 1992, respectively. The impact of Data's earnings on the prior year periods was immaterial.

     Net assets held for sale at June 30, 1994 includes several parcels of real estate in California and an 88 acre parcel of real estate located in Farmingdale, New York, which the Company plans to sell, lease or develop, subject to the resolution of certain environmental matters and market conditions.

     Net assets held for sale are recorded at estimated net realizable values, which reflect anticipated sales proceeds and other carrying costs to be incurred during the holding period. Interest is not allocated to net assets held for sale.

6.   INVESTMENTS
     -----------

     Short-term investments consist of corporate and individual obligations, common stock and equivalents, dividends, interest receivable, and current maturities of limited partnerships. Long-term investments consist of limited partnership interest and certain preferred and common stocks. Investments are stated at the lower of cost or market. The following table presents a summary of investments held by the Company at June 30, 1994 and 1993:

(In thousands)                          1994                 1993
                                 ------------------   ------------------
Name of Issuer or                 Market               Market
Title of Each Issue               Value      Cost      Value      Cost
- -------------------              --------  --------   --------  --------
     Short-term
     ----------

SC-BI Partners (a)............. $  2,899   $  2,899   $ 4,335   $  4,335
Common Stock...................    2,969      4,053      --         --
Other Investments..............      710        710       796        779
                                  ------     ------    ------     ------
                                 $ 6,578    $ 7,662   $ 5,131    $ 5,114
                                  ======     ======    ======     ======
     Long-term
     ---------

SC-BI Partners (a).............  $  --      $  --     $ 2,000    $ 2,000
Bidermann Industries USA, Inc.(b)  9,314      9,314     9,700      9,700
Real Estate Development Joint
  Venture (c)..................    3,396      3,396     3,808      3,808
Preferred Stock................    2,006      2,006     2,006      2,006
                                  ------     ------    ------     ------
                                 $14,716    $14,716   $17,514    $17,514
                                  ======     ======    ======     ======

(a) SC-BI Partners is an investment company partnership which invests in merger arbitrage and may involve significant risks. Pursuant to an agreement among the partners, effective March 31, 1992, the general partner agreed to liquidate or distribute the assets of the Partnership no later than March 31, 1994, which period could be and was extended for one additional year as a defined minimum distribution was achieved. Furthermore, the general partner has the option to purchase the then remaining interest of the limited partner
(the Company) or the assets of the partnership at a specified purchase price.

(b)  The Company is a judgement creditor of Maurice Bidermann ("Bidermann").
On July 7, 1993, Bidermann filed for reorganization under Chapter 11 of the
Bankruptcy Code. However, subsequent to the 1994 fiscal year end, on a motion by the Company, the Bankruptcy Court dismissed Bidermann's Chapter 11 proceedings. The Company believes that between its ownership of shares of Bidermann Industries USA, Inc., and the value of assets of Bidermann which have been attached by the Company, that the book value will be recovered.
The Company has classified this investment as long-term since the timing of recovery is uncertain.

(c) Represents a former plant site in Redondo Beach, California, which was contributed to a joint venture with a developer that has built and partially leased a retail center.

     In determining realized gains and losses, the cost of the securities sold was based on specific identification of the security. Interest on corporate obligations, as well as dividends on preferred and common stock, are accrued at the balance sheet date.

     Investment income is summarized as follows:

                                           For the years ended June 30,
                                          ------------------------------
(In thousands)                              1994       1993       1992
                                          --------   --------   --------
Dividend income.......................    $      1    $    66   $    544
Net realized gains....................       7,087      2,422      4,874
Temporary valuation adjustments.......      (1,084)       288      4,001
                                           -------    -------    -------
Investment income - net...............    $  6,004    $ 2,776   $  9,419
                                           =======    =======    =======

7.   INVESTMENTS AND ADVANCES - AFFILIATED COMPANIES
     -----------------------------------------------

     The following table presents summarized financial statement information on a combined 100% basis of Banner, the Company's principal investment which is accounted for using the equity method.

(In thousands)                         For the years ended June 30,
                                     --------------------------------
Statement of Earnings:                 1994        1993        1992
                                     --------    --------    --------
     Net sales...................    $198,517    $218,474    $219,917
     Gross profit................      66,111      62,571      73,955
     Earnings (loss) from
       continuing operations.....       5,511      (2,228)      5,852
     Discontinued operations, net     (17,581)       (695)     (1,817)
     Net earnings (loss).........     (12,070)     (2,923)      4,036

                                     June 30,    June 30,
Balance Sheet:                         1994        1993
                                     --------    --------
     Current assets..............    $248,191    $258,767
     Noncurrent assets...........      25,802      45,055
     Total assets................     273,993     303,822
     Current liabilities.........      39,175      32,389
     Noncurrent liabilities......     126,745     151,301

     On June 30, 1994, the Company owned approximately 47.2% of Banner common stock, which is included in investments and advances - affiliated companies. The Company recorded an equity loss of $5,697,000, $1,380,000 and $671,000 on its investment in Banner for Fiscal 1994, 1993 and for the four months, March through June, of Fiscal 1992, respectively. At the close of trading on August 26, 1994, Banner stock was quoted at $5.75 per share. Based on this price the Company's equity investment in Banner had an approximate market value of $48,807,000 versus a carrying value of $53,210,000. The Company believes this decline in market value is temporary.

     On December 23, 1993 the Company completed the sale of its 43.9% stock interest in Rexnord. Prior to the sale of Rexnord, the Company recorded equity earnings (loss) of $(905,000), $10,828,000 and $4,732,000 on this investment for Fiscal 1994, 1993 and 1992, respectively. For Fiscal 1994, the equity loss included an after-tax charge of $2,938,000 for restructuring of operations, which represented 43.9% of Rexnord's restructuring charge for the rationalization of manufacturing capacity, the movement of certain product lines, and other costs related to company-wide employment reductions and the consolidation of certain manufacturing and administrative functions. The net earnings for Fiscal 1994, was decreased by recording the Company's 43.9% share of the cumulative charge which resulted from the adoption of SFAS No. 106 and SFAS No. 109 at Rexnord. (See Notes 9 and 10).

     The Company is accounting for its investments in TFC at the lower of cost or market. As of June 30, 1994, the investment in TFC common stock had been written down by $27,674,000 , before tax, to market value. The carrying value of investments and advances - affiliated companies consists of the following:

(In thousands)                       June 30,   June 30,
                                       1994       1993
                                     --------   --------
Investment in TFC:

   TFC stock and warrants........   $  16,931   $  15,839
   TFC senior subordinated notes.       2,918        --
                                     --------    --------
                                    $  19,849   $  15,839

Investment in Affiliated Companies:

   Banner Aerospace, Inc.........   $  53,210      58,436
   Rexnord Corporation...........        --        61,452
   Others........................       4,522       4,280
                                     --------    --------
                                       57,732     124,168
                                     --------    --------
                                     $ 77,581   $ 140,007
                                      =======    ========

8.   NOTES PAYABLE AND LONG-TERM DEBT
     --------------------------------

     At June 30, 1994 and 1993, notes payable and long-term debt consisted of the following:

                                             June 30,        June 30,
(In thousands)                                 1994            1993
                                             --------        --------
Short-term notes payable................     $  3,974        $ 56,492
                                              =======         =======

Bank credit agreement...................     $ 97,315        $102,700
9.75% Subordinated Debentures, due
  annually 1995 through 1998, effective
  rate 10.5%............................        3,998           4,524
12.25% Senior secured notes due 1999....      125,000         125,000
11.875% Senior Subordinated Debentures
  due 1997 through 1999 (net of
  discounts)............................       85,593         109,708
12.75% Debentures due in 1995...........          500          12,900
10.65% Industrial revenue bonds.........        1,500           1,500
Capital lease obligations interest from
  5.85% to 12.50% (see Note 17).........        3,302           6,588
Other notes payable, collateralized
  by property or equipment, interest
  from 5.5% to 11.5%....................        6,277           2,262
                                              -------         -------
                                              323,485         365,182
Less:  Current maturities...............      (11,004)         (9,645)
                                              -------         -------
Net long-term debt......................     $312,481        $355,537
                                              =======         =======

    The Company and its subsidiaries maintain a credit agreement (the "Credit Agreement") with a consortium of banks, which provides a revolving credit facility and two term loans to FII and a revolving credit facility to the Company (collectively the "Credit Facilities"). The revolving credit facility provided to the Company generally bears interest at 2.0% over the London Interbank Offered Rate ("LIBOR"), and matures February 28, 1995. The revolving credit facility and Term Loan VII, provided to FII, generally bear interest at 2.75% over LIBOR and Term Loan VIII, provided to FII, at 3.75% over LIBOR, respectively. The commitment fee on the unused portion of the revolving credit facilities was 0.5% at June 30, 1994. The Credit Facilities provided to FII mature on March 31, 1997. The Credit Facilities are secured by substantially all of FII's assets.

     The following table summarizes the Credit Facilities under the Credit Agreement at June 30, 1994:

(In thousands)                            Outstanding          Total
                                             as of           Available
                                         June 30, 1994       Facilities
                                         -------------       ----------
RHI Holdings, Inc.
  Revolving credit facility (1)......      $    100           $  5,000
                                            =======            =======
Fairchild Industries, Inc.
  Revolving credit facility (2)......      $   --             $ 59,500
  Term Loan VII......................        55,315             55,315
  Term Loan VIII.....................        42,000             42,000
                                            -------            -------
                                           $ 97,315            156,815
                                            =======            =======
Total
  Revolving credit facilities........      $    100           $ 64,500
  Term loans.........................        97,315             97,315
                                            -------            -------
                                           $ 97,415           $161,815
                                            =======            =======

(1)  This amount is included in short-term notes payable.

(2) Subsequent to June 30, 1994, the revolving credit facility at FII was modified by $9,250,000 to $50,250,000. In addition, the borrowing rate increased to generally bear interest at 3.75% over LIBOR and the commitment fee increased to 1.0%.

     At June 30, 1994, the Company had unused bank lines of credit aggregating $52,561,000 at interest rates approximating the prime rate. The Company also has short-term lines of credit relating to foreign operations aggregating $12,147,000, against which the Company owed $3,592,000 at June 30, 1994.

     At June 30, 1994, the Company had outstanding letters of credit of $11,839,000, which were supported by the Credit Agreement and other bank facilities on an unsecured basis.

      On August 5, 1992, FII completed a public offering and issued at par $125,000,000 of 12.25% Senior Secured Notes (the "Notes") due 1999. The Notes are redeemable, in whole or in part, at FII's option on or after August 1, 1997, at 102% of their aggregate principal amount, and thereafter, beginning August 1, 1998, at 100% of their aggregate principal amount plus accrued interest. The Notes are senior secured obligations of FII ranking "pari passu" with FII's existing and future senior indebtedness. The proceeds from the sale of the notes were used to (i) repay $55,000,000 of FII's term loans under the Credit Agreement, (ii) repay $50,000,000 of loans under VSI's revolving credit facility under the Credit Agreement (which amounts will be available for future borrowings), including $30,000,000 which FII paid as a portion of dividends (the "Dividends") to its parent, the Company, and (iii) as part of the Dividends, repay $20,000,000 of loans under the Company's revolving credit facility under the Credit Agreement.

     As a result of the issuance of the Notes, certain amendments to FII's bank credit agreement (the "Bank Amendments") became effective on August 5, 1992. As part of the Bank Amendments, (i) the lenders have extended to 1997 the maturity of $42,000,000 of term loans to FII, (ii) the lenders have extended from 1994 to 1997 $50,250,000 of loans under VSI's revolving credit facility, (iii) FII has repaid $55,000,000 of term loans from the proceeds of the Notes, (iv) VSI has repaid $50,000,000 of loans under its revolving credit facility, (v) the interest rate on loans outstanding to FII and VSI under the Credit Agreement has been increased, and (vi) the Credit Agreement was amended in certain other respects to permit greater operating flexibility and to permit the payment of the Dividends under specified conditions.

     Summarized below are certain items and other information with regard to the debt issuances:

(In thousands)            11.875%
                          Senior                   FII          FII 9.75%
                       Subordinated   12.75%   12.25% Senior   Subordinated
                        Debentures  Debentures     Notes        Debentures
                       ------------ ---------- ------------- ----------------
Date Issued...........  March 1987   Oct. 1984   Aug. 1992      Jan. 1978
Face Value............   $126,000    $ 36,000     $125,000      $ 16,082
Balance, June 30,
  1994................   $ 85,593    $    500     $125,000      $  3,998
Percent Issued at.....     99.214      99.680        100.0        95.784
Bond Discount.........   $    990    $    115        N/A        $    678
Amortization 1994.....   $     80    $      -     $      -      $      6
             1993.....   $     43    $      -     $      -      $     11
             1992.....   $     36    $      -     $      -      $     11
Yield to Maturity.....      12.01%     12.75%       12.25%         9.75%
Interest Payments.....  Semi-Annual Semi-Annual Semi-Annual      Annual
Sinking Fund Start
  Date................    3/1/97        N/A          N/A         4/1/83
Sinking Fund
  Installments........   $ 31,500      none         none        $1,005
Fiscal Year Maturity..     1999        1995         1999          1998
Redeemable by Company
  after...............    3/1/92        N/A        7/31/97       1/1/98

     Under the most restrictive covenants of the above indentures, the Company's consolidated net worth must not be less than $125,000,000. The indentures also provide restrictions on the amount of additional borrowings by the Company.

     The Company's Credit Agreement requires the Company to comply with certain financial covenants, including achieving cumulative earnings before interest, taxes, depreciation and amortization ("EBITDA Covenant"), and maintaining certain coverage ratios. The Company was in compliance with the Credit Agreement at June 30, 1994.

     The Company has negotiated an amendment to the Credit Agreement (i) to accommodate the unusual loss from the January 17, 1994 Southern California earthquake, and (ii) to reduce by $5,000,000 the Company's minimum requirement under the EBITDA Covenant for the duration of the Credit Agreement. To comply with the minimum EBITDA Covenant requirement (as amended), the Company's subsidiary, VSI, must earn for the cumulative total of the trailing four quarters, EBITDA as follows: $68,600,000 for the first quarter of Fiscal 1995, $70,360,000 for the second quarter of Fiscal 1995, $72,120,000 for the third quarter of Fiscal 1995, and $75,000,000 for the fourth quarter of Fiscal 1995. VSI's ability to meet the minimum requirement under the EBITDA Covenant in Fiscal 1995 is uncertain, and there can be no assurance that the Company will be able in the future to comply with the minimum requirement under the EBITDA Covenant and other financial covenants under the Credit Agreement. Noncompliance with any of the financial covenants, without cure, or waiver would constitute an event of default under the Credit Agreement. An event of default resulting from a breach of a financial covenant may result, at the option of lenders holding a majority of the loans, in an acceleration of the principal and interest outstanding, and a termination of the revolving credit line. If necessary, management believes a waiver can be obtained.

     FII may transfer available cash as dividends to the Company at any such time that TFC is unable to meet its debt service requirements under specified notes and debentures. All other dividends from FII to the Company are subject to certain limitations under the Credit Agreement. As of June 30, 1994, FII was unable to provide dividends to the Company. The Credit Agreement also restricts FII from additional borrowings under the Credit Facilities for payment of any dividends.

     In addition, the Credit Agreement permits the Company to pay dividends
(i) up to $10,000,000 per year, and (ii) in amounts in excess of $10,000,000 if needed by TFC to service its indebtedness; provided, however, that dividends pursuant to clause (ii) of this sentence are permitted only if and to the extent TFC does not have cash, cash equivalents or marketable securities readily available to service its indebtedness and maintain reasonable working capital.

     For FII's operating subsidiary, VSI, capital expenditures are limited during the remaining term of the Credit Agreement to the lower of (i) an annual ceiling of $25,200,000 to $26,500,000 per year, or (ii) 30% of the prior fiscal year's earnings before interest, taxes, depreciation and amortization. Capital expenditure reductions can be offset by cash contributions from the Company. Capital expenditures can also be increased if cash proceeds are received from the sale of other property, subject to approval by the senior lenders under the Credit Agreement. FII's sale of property, plant, and equipment is limited during the remaining term of the Credit Agreement. VSI is subject to maximum sales for a fair market value of $2,000,000 per fiscal year and $5,000,000 over the life of the Credit Agreement. FII (other than its subsidiary, VSI) is subject to maximum sales for a fair market value of $1,000,000 per fiscal year. However, certain specified assets can be sold and are not subject to these limitations.

     Annual maturities of long-term debt obligations (exclusive of capital lease obligations) for each of the five years following June 30, 1994, are as follows: $8,818,000 for 1995, $9,999,000 for 1996, $87,648,000 for 1997,
$23,627,000 for 1998 and $188,037,000 for 1999.

9.   PENSIONS AND POSTRETIREMENT BENEFITS
     ------------------------------------

     Pensions
     --------

     The Company and its subsidiaries have defined benefit pension plans covering substantially all employees. Employees in foreign subsidiaries may participate in local pension plans which are in the aggregate insignificant and are not included in the following disclosures. The Company's funding policy is to make the minimum annual contribution required by applicable regulations.

     The tables which follow present net pension expense (income) and a reconciliation of the funded status of the plans for continuing operations and certain discontinued operations.

     The following table provides a summary of the components of net periodic pension expense for the plans:

(In thousands)
                                              1994       1993       1992
                                             --------   --------   --------
Service cost of benefits earned
  during the period......................   $  3,827   $  4,184   $  4,243
Interest cost of projected benefit
  obligation.............................     14,552     14,166     14,863
Return on plan assets....................     (5,051)   (31,490)   (17,358)
Amortization of prior service cost.......        126        111        113
Net amortization and deferral............    (15,007)    13,488     (2,875)
                                             -------    -------    -------
                                              (1,553)       459     (1,014)
Net periodic pension income from other
  plans including foreign plans..........       (745)    (1,654)    (1,446)
                                             -------    -------    -------
Net periodic pension income..............   $ (2,298)  $ (1,195)  $ (2,460)
                                             =======    =======    =======

     Assumptions used in accounting for the plans were:


                                             1994       1993       1992
                                           --------   --------   --------
Discount Rate............................    8.5%       8.5%       8.5%
Expected rate of increase in salaries....    4.5%       4.5%       4.5%
Expected long-term rate of return on
  plan assets............................    9.0%       9.0%       9.0%

     The following table sets forth the funded status and amounts recognized in the Company's statement of financial position at June 30, 1994, and 1993 for the plans:

(In thousands)                                  June 30,      June 30,
                                                  1994          1993
                                                --------      --------
Projected benefit obligatoin:
  Vested benefit obligation.................    $183,120      $172,349
  Non-vested benefits.......................      10,684        11,110
                                                 -------       -------
  Accumulated benefit obligation............     193,804       183,459
  Effect on projected future compensation
    levels..................................       4,418         4,042
                                                 -------       -------
                                                 198,222       187,501

Plan assets at fair value...................     239,756       252,298
                                                 -------       -------
Plan assets in excess of projected benefit
  obligations...............................      41,534        64,797

Unrecognized net loss.......................      35,843        14,782
Unrecognized prior service cost.............         411           639
Unrecognized net transition assets..........        (594)       (3,039)
Additional minimum liability for one defined
  plan......................................      (2,166)         --
                                                 -------       -------
Prepaid pension cost prior to SFAS 109
  implementation............................      75,028        77,179
Effect of SFAS 109 implementation...........     (13,400)         --
                                                 -------       -------
Prepaid pension cost........................    $ 61,628      $ 77,179
                                                 =======       =======
Prepaid pension cost, net of tax............                  $ 54,316
                                                               =======

     Plan assets include Class A Common Stock of TFC valued at $3,172,000 and $2,968,000 at June 30, 1994 and 1993, respectively. Substantially all of the plan assets are invested in listed stocks and bonds.

     Postretirement Health Care Benefits
     -----------------------------------

     Effective July 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 106 ("SFAS 106"), "Employers' Accounting for Postretirement Benefits Other than Pensions". The new standard requires that the expected cost of postretirement benefits be accrued and charged to expense during the years the employees render the service. This is a significant change from the Company's previous policy of expensing these costs for active employees when paid.

     The Company elected the immediate recognition method of adoption of SFAS
106. The unamortized portion of the overstated liability for discontinued operations was $10,370,000, net of tax, which substantially offset a $10,904,000, net of tax, charge relating to the transition obligation for active employees and retirees of continuing operations. The charge to net earnings as the cumulative effect of this accounting change was $534,000, net of tax. For the Fiscal year ended June 30, 1994, the effect of the changes on pretax income from continuing operations was not material.

     As a result of Rexnord's adoption of SFAS 106, effective July 1, 1993, the Company recorded an after-tax charge of $7,481,000 to net earnings, which represented the Company's share of Rexnord's cumulative effect of this change in accounting, net of the related tax benefits from the charge.

     The Company provides health care benefits for most retired employees. Postretirement health care expense from continuing operations totaled $1,948,000, $1,366,000 and $840,000 for the years ended June 30, 1994, 1993 and 1992, respectively. The Company has accrued approximately $35,386,000 as of June 30, 1994, for postretirement health care benefits related to discontinued operations. This represents the cumulative discounted value of the long-term obligation and includes interest expense of $3,011,000, $4,866,000 and $5,099,000 for the years ended June 30, 1994, 1993 and 1992, respectively.  The components of expense in 1994 are as follows:

     (In thousands)
     Service cost of benefits earned...................$    437
     Interest cost on liabilities......................   4,526
     Net amortization and deferral.....................      (4)
                                                        -------
     Net periodic postretirement benefit cost..........$  4,959
                                                        =======

     The following table sets forth the funded status for the Company's postretirement health care benefit plans:

     (In thousands)
     Accumulated postretirement benefit obligations:
       Retirees........................................$ 48,556
       Fully eligible active participants..............     497
       Other active participants.......................   4,962
                                                        -------
     Accumulated postretirement benefit obligation.....  54,015
     Unrecognized net loss.............................     113
                                                        -------
     Accrued postretirement benefit liability..........$ 53,902
                                                        =======

     The accumulated postretirement benefit obligation was determined using a discount rate of 8.5%, and a health care cost trend rate of 9.5% and 6.5% for pre-age-65 and post-age-65 employees, respectively, gradually decreasing to 4.5% and 5.0%, respectively, in the year 2003 and thereafter.

     Increasing the assumed health care cost trend rates by 1% would increase the accumulated postretirement benefit obligation as of June 30, 1994, by approximately $2,122,000, and increase the net periodic postretirement benefit cost by approximately $245,000 for Fiscal 1994.

10.  INCOME TAXES
     ------------

     Effective July 1, 1993, the Company changed its method of accounting for income taxes from the deferred method to the liability method required by Statement of Financial Accounting Standards No. 109 ("SFAS 109"), "Accounting for Income Taxes".

     Under the liability method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Prior to the adoption of SFAS 109, income tax expense was determined using the deferred method. Deferred tax expense was based on items of income and expense that were reported in different years in the financial statements and tax returns and were measured at the tax rate in effect in the year the difference originated.

     As permitted under SFAS 109, prior years' financial statements have not been restated. The Company elected the immediate recognition method and recorded a $7,476,000 charge representing the prior years' cumulative effect. This charge represents deferred taxes that had to be recorded related primarily to fixed assets, prepaid pension expenses, and inventory basis differences.

     As a result of Rexnord's adoption of SFAS 109 effective July 1, 1993, the Company recorded an after-tax charge to net earnings of $523,000, which represented the Company's share of Rexnord's cumulative effect for this change in accounting.

     The provision for income taxes from continuing operations is summarized as follows:

     (In thousands)
                                        1994        1993        1992
                                      --------    --------    --------
      Current:
        Federal....................   $ 13,842    $ (6,969)   $ (5,282)
        State......................        635       1,002         944
        Foreign....................        204       1,453       3,951
                                       -------     -------     -------
                                        14,681      (4,514)       (387)
      Deferred:
        Federal....................     21,535         960       8,421
        State......................        243          26         366
                                       -------     -------     -------
                                        21,778         986       8,787
                                       -------     -------     -------
     Net tax provision (benefit)...   $ 36,459    $ (3,528)   $  8,400
                                       =======     =======     =======

     The income tax provision for continuing operations differs from that computed using the statutory Federal income tax rate of 35% in 1994 and 34% in the 1993 and 1992 periods for the following reasons:

(In thousands)
                                         1994        1993        1992
                                       --------    --------    --------
Computed statutory amount............  $ 30,386    $ (6,277)   $  5,055
State income taxes, net of
  applicable Federal tax benefit.....       655         678         865
Foreign Sales Corporation benefits...      (350)       (340)       (468)
Nondeductible acquisition valuation
  items..............................     4,386       2,004         932
Equity income and dividends..........      --        (2,531)        (54)
Tax on foreign earnings, net of tax
  credits............................       141       3,361        2,091
Difference between book and tax
  basis of assets acquired and
  liabilities assumed................     1,366         582         636
Other................................      (125)     (1,005)       (657)
                                        -------     -------     -------
Net tax provision (benefit)..........  $ 36,459    $ (3,528)   $  8,400
                                        =======     =======     =======

     The following table is a summary of the significant components of the Company's deferred tax assets and liabilities as of June 30, 1994:

(In thousands)

Deferred tax assets:
  Accrued expenses...................  $  8,939
  Asset basis differences............     6,769
  Employee compensation and benefits.     5,198
  Environmental reserves.............     6,451
  Credit carryforwards...............     2,891
  Postretirement benefits............    20,078
  Other..............................     1,719
                                        -------
                                         52,045
Deferred tax liabilities:
  Asset basis differences............   (43,781)
  Inventory..........................    (9,870)
  Pensions...........................   (20,833)
  Other..............................   (11,401)
                                        -------
                                        (85,885)
                                        -------
Net deferred tax liability...........  $(33,840)
                                        =======

     For Fiscal years prior to its change in its method of accounting for taxes, the deferred income tax component of the income tax provision for continuing operations consists of the effect of timing differences related to:

(In thousands)
                                         1993        1992
                                       --------    --------
Compensation and other wage
  related............................  $    813    $    401
Pension expense and reversion........       201         643
Depreciation.........................     2,839       3,049
Investment earnings..................      --         2,005
Other................................    (2,867)      2,689
                                        -------     -------
                                       $    986    $  8,787
                                        =======     =======

     Domestic income taxes, less allowable credits, are provided on the unremitted income of foreign subsidiaries and affiliated companies, to the extent that such earnings are intended to be repatriated. No domestic income taxes or foreign withholding taxes are provided on the undistributed earnings of foreign subsidiaries and affiliates that are considered permanently invested, or which would be offset by allowable foreign tax credits. At June 30, 1994, the amount of domestic taxes payable upon distribution of such earnings was not significant.

     On July 19, 1993, the Internal Revenue Service ("Service") completed an examination of the Company's Federal income tax returns for fiscal years ending October 31, 1985 and 1986, and February 28, 1987, and proposed certain adjustments. Federal income tax on the adjustments originally proposed by the Service amounted to $15,600,000, excluding interest. In February, 1994, the Service reduced the adjustments and now proposes tax of approximately $10,700,000, excluding interest. The most significant adjustments involve treatment of professional fees incurred by the Company with respect to a proposed recapitalization of the Company. The Company has protested the adjustments through the appeals process of the Service. The Company believes these adjustments will be reduced through the appeals process.

     In the opinion of management, adequate provision has been made for all income taxes and interest, and any liability that may arise for prior periods, as a result of the proposed adjustments, will not have a material effect on the financial condition or results of operations of the Company.

11.  MINORITY INTEREST IN CONSOLIDATED SUBSIDIARIES
     ----------------------------------------------

     The Company is carrying $23,981,000 and $24,015,000 of minority interest represented by the Series C Preferred Stock of FII in its balance sheet at June 30, 1994 and June 30, 1993, respectively. The Series C Preferred Stock has an annual dividend requirement of $4.25 per share through July 21, 1999, and $7.00 per share thereafter.

     The Company purchased 800 shares of FII's Series C Preferred Stock in Fiscal 1994. There were 557,560 and 558,360 shares outstanding at June 30, 1994 and 1993, respectively.

12.  REDEEMABLE PREFERRED STOCK OF SUBSIDIARY
     -----------------------------------------

     The Company has classified the outstanding shares of Series A Preferred Stock of FII as a long-term liability. In January 1989, annual mandatory redemptions of 165,564 shares began at $45.00 per share plus any dividend in arrears. FII has the option of redeeming any or all of its shares, at $45.00 per share. Due to the merger of FII in August 1989 with the Company, holders of the Series A Preferred Stock are entitled, at their option, but subject to compliance with certain covenants under FII's Credit Agreement, to redeem their shares for $27.18 in cash.

     On August 21, 1992, FII closed on an offer to exchange (the "Exchange Offer") on a one-for-one basis, up to 90% of the outstanding shares of Series A Convertible Preferred Stock of FII for shares of Series C Cumulative Preferred Stock of FII. The Exchange Offer resulted in an increase in FII's stockholders' equity of $25,126,000 (prior to fees and expenses) due to the Series C Preferred Stock not being mandatorily redeemable or convertible to cash. Approximately 56.8% of the outstanding shares of the Series A Preferred Stock were exchanged for shares of the Series C Preferred Stock. The Series C Preferred Stock has an annual dividend requirement of $4.25 per share through July 21, 1999, and $7.00 per share thereafter. FII's requirement to redeem annually shares of Series A Preferred Stock has been reduced by the number of shares of Series A Preferred Stock exchanged for Series C Preferred Stock, i.e., by 558,360 shares. Both the Series A Preferred Stock and the Series C Preferred Stock are listed on the New York Stock Exchange.

     The Company purchased 4,000 shares of FII's Series A Preferred Stock in Fiscal 1994. The Company did not purchase any shares in Fiscal 1993. There were 420,701 and 424,701 shares outstanding at June 30, 1994 and June 30, 1993, respectively.

     Annual maturity redemption requirements for redeemable preferred stock as of June 30, 1994, are as follows: $0 for 1995, $4,031,000 for 1996,
$7,450,000 for 1997, and $7,450,000 for 1998.


13.  FAIR VALUE OF FINANCIAL INSTRUMENTS
     -----------------------------------

     Statement of Financial Accounting Standards No. 107, ("SFAS No. 107") "Disclosures about Fair Value of Financial Instruments", requires disclosures of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. SFAS No. 107 excludes certain financial instruments and all non-financial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

     The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

     Cash and Cash Equivalents: The carrying amount reported in the balance sheet for cash and cash equivalents approximates the fair value.

     Investment Securities: Fair values for equity securities and investments in affiliates (including investments in affiliates accounted for under the equity method and not required to be presented under Statement 107) are based on quoted market prices, where available. For equity securities and investments in affiliates not actively traded, fair values are estimated by using quoted market prices of comparable instruments or, if there are no relevant comparables, on pricing models or formulas using current assumptions. The fair value of limited partnerships and other investments are estimated by discounting expected future cash flows using a current market rate applicable to the yield, credit quality, and maturity of the investment.

     Notes Receivable: Fair values of notes receivable are estimated by using discounted cash flow analyses, using a current market rate applicable to the yield, credit quality, and maturity of the investment.

     Short-term Borrowings: The carrying amounts of the Company's short-term borrowings approximate their fair values.

     Long-term Borrowings and Notes Payable: The carrying amounts of borrowings under the Company's bank Credit Agreement and current maturities of long-term debt approximate their fair value. The fair value of the Company's subordinated debentures and senior notes are based on quoted market prices, where available. For subordinated debentures not actively traded, fair values are estimated by using quoted market prices of comparable instruments. The fair value for the Company's other long-term debt is estimated using discounted cash flow analyses, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements.

     Minority Interest: The fair value for preferred stock of a subsidiary is based on the quoted market price.

     Redeemable Preferred Stock: The fair value for redeemable preferred stock of a subsidiary is based on the quoted market price.

     Off-balance-sheet Instruments: Fair values for the Company's off-balance-sheet instruments (letters of credit, commitments to extend credit, and lease guarantees) are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counter parties' credit standing. The current period's fair value of the Company's off-balance-sheet instruments is not material.

     The carrying amounts and fair values of the Company's financial instruments at June 30, 1994 and June 30, 1993 are as follows:

                                                June 30, 1994               June 30, 1993
                                             ------------------          ------------------
                                             Carrying     Fair           Carrying     Fair
(In thousands)                                Amount      Value           Amount      Value
                                             --------     -----          --------     -----
  Cash....................................   $ 94,220    $ 94,220        $ 42,838    $ 42,838
  Investment Securities:
    Short-term equity securities..........      3,277       3,372             192       2,935
    Short-term limited partnerships.......      2,899       2,899           4,520       4,732
    Short-term other investments..........        402         400             402         400
    Long-term equity securities...........      2,006       2,006           2,006       2,006
    Long-term limited partnerships........      3,396       3,508           5,808       7,141
    Long-term Bidermann investment........      9,314       9,314           9,700       9,700
  Notes Receivable:
    Current...............................      1,275       1,229           4,081       4,415
    Long-term.............................      5,671       6,077           7,336       7,487
  Short-term debt.........................      3,974       3,974          56,492      56,492
  Long-term debt:
    Bank credit agreement.................     97,315      97,315         102,700     102,700
    Subordinated debentures and senior
      notes...............................    215,091     212,307         252,132     256,625
    Industrial revenue bonds..............      1,500       1,500           1,500       1,500
    Capitalized leases....................      3,302       3,302           6,588       6,588
    Other.................................      6,278       6,278           2,262       2,262
  Minority interest.......................     23,981      21,675          24,015      18,426
  Redeemable preferred stock of subsidiary     18,932      15,461          19,112      13,378

14.  RESTRUCTURING CHARGES
     ---------------------

     During the Fiscal 1994 period, as a result of the sustained soft worldwide demand for aircraft, aircraft engines and the resulting decline in new order rates and prices for aerospace fasteners, the Company has continued to undertake additional restructuring actions to further downsize, reduce costs, reduce cycle times and improve margins. These restructuring efforts include discontinuance of certain aircraft engine bolt and other product lines, increased cellularization of manufacturing processes, relocation of its New Jersey operations into California and re-engineering certain manufacturing processes and methods to meet increased customer quality standards.

     The Company recorded a pretax restructuring charge of $18,860,000 in Fiscal 1994 to cover the cost of the above mentioned restructuring activities, including the write down of goodwill and surplus assets related to certain product lines, severance benefits and the nonrecurring costs associated with the cellularization and reengineering of manufacturing processes and methods. Depending on future demand and prices of aerospace fasteners, the Company may take further restructuring actions in the future and may record additional restructuring charges for the cost of these activities.

     The Company recorded restructuring charges of $15,469,000 and $2,500,000 in Fiscal 1993 and 1992, respectively, relating to the downsizing of fastener operations in Europe and California, and severance and early retirement benefits for terminated employees.

15.  UNUSUAL ITEMS
     -------------

     On January 17, 1994, the Company's Chatsworth, California Aerospace Fasteners manufacturing facility suffered extensive damage from the Southern California earthquake. As a result, the Company relocated the Chatsworth manufacturing operations to its other Southern California facilities. This disruption has caused increased costs and reduced revenues in the Fiscal 1994 third and fourth quarters. While the Company carries insurance for both business interruption and property damage caused by earthquakes, the policy has a 5% deductible. The Company has recorded an unusual pretax loss of $4,000,000 in Fiscal 1994 in the Aerospace Fasteners segment to cover the estimated net cost of the damages and related business interruption caused by the earthquake. An insurance claim of $5,900,000 has been recorded for recoverability of costs related to business interruption and property damage. In addition, the Company recorded a write down of $2,000,000 relating to this real estate which is now included in net assets held for sale.

16.  RELATED PARTY TRANSACTIONS
     --------------------------

     Corporate office administrative expense recorded by FII was billed to the Company on a monthly basis during 1994, 1993 and 1992. These costs represent the cost of services incurred on behalf of the Company. The Company has reimbursed FII for these services.

     The Company has entered into a tax sharing agreement with TFC whereby the Company is included in the consolidated federal income tax return of TFC. The Company makes payments to TFC based on the amount of federal income taxes, if any, it would have paid had it filed a separate federal income tax return.

     The Aerospace Fasteners segment had sales to Banner Aerospace, Inc. a 47.2% affiliate of the Company, of $5,680,000, $8,750,000 and $10,941,000 in
1994, 1993 and 1992, respectively.

17.  COMMITMENTS AND CONTINGENCIES
     -----------------------------

     Leases
     ------

     The Company leases certain of its facilities and equipment under capital and operating leases. The following is an analysis of the assets under capital leases included in property, plant and equipment:

     (In thousands)
                                           June 30,
     Description                             1994
     -----------                           --------
     Machinery and equipment...........    $ 13,376
     Less:  Accumulated depreciation...      (5,665)
                                            -------
                                           $  7,711
                                            =======

Future minimum lease payments:

                                           Operating          Capital
(In thousands)                              Leases            Leases
                                            ------            ------
     1995.............................     $ 7,812           $ 2,428
     1996.............................       6,740               994
     1997.............................       5,858               256
     1998.............................       5,207                 8
     1999.............................       4,868               --
     Thereafter.......................       4,378               --
                                            ------            ------
                                           $34,863             3,686
                                            ======
Less:  Amount representing interest...                          (384)
                                                              ------
Present value of capital lease
  obligations.........................                       $ 3,302
                                                              ======

     Rental expense under all leases amounted to $7,193,000, $9,575,000 and $10,410,000 for the years ended June 30, 1994, 1993, and 1992, respectively.

     In connection with the sale of Metro Credit Corporation, the Company remained contingently liable as a guarantor of the payment and performance of obligations of third party lessees under aircraft leases, which call for aggregate annual base lease payments of approximately $3,454,000 in 1995, and approximately $11,397,000 over the remaining 5-year guaranty period. In each case, the Company has been indemnified by the purchasers and lessors from any losses related to such guaranties.

Government Claims
- -----------------

     In 1989, the Company learned through its own quality assurance procedures, and voluntarily disclosed to its customers and the Department of Defense, that certain units of VSI had not performed certain production lot tests mentioned in the military specifications for some limited product lines. The Company does not believe that VSI's level of testing resulted in shipment of unsafe products or that purchasers were otherwise damaged, and the government subsequently reduced certain test requirements. In May 1994, VSI settled this matter with the government by payment of $330,000.

     Following an investigation by the Inspector General of NASA, the civil division of the United States Department of Justice alleged improprieties in years 1982 and 1984 through 1986, in indirect costs rates and labor charging practices of a former subsidiary of the Company. The Company entered into settlement discussions with the Department of Justice to attempt to resolve these claims and has reached an agreement in principle with the government to settle this matter for $5,000,000, payable in six equal semi-annual installments, with interest at 6% per year. The unpaid balance will likely be collateralized by certain excess real estate. If the settlement is not consummated, the government may initiate suit under the False Claims Act, seeking treble damages and penalties, and under the Truth in Negotiation Act, seeking a price reduction on certain contracts and subcontracts.

     The Corporate Administrative Contracting Officer (the "ACO"), based upon the advice of the United States Defense Contract Audit Agency, has made a determination that FII did not comply with Cost Accounting Standards in accounting for (i) the 1985 reversion to FII of certain assets of terminated defined benefit pension plans, and (ii) pension costs upon the closing of segments of FII's business. The ACO has directed FII to prepare a cost impact proposal relating to such plan terminations and segment closings and, following receipt of such cost impact proposals, may seek adjustments to contract prices. The ACO alleges that substantial amounts will be due if such adjustments are made. The Company believes it has properly accounted for the asset reversions in accordance with applicable accounting standards. The Company has entered into discussions with the government to attempt to resolve these pension accounting issues.

Civil Litigation
- ----------------

     Maurice Bidermann Litigation
     ----------------------------

     The Company commenced an action in the United States District for the Southern District of New York, following the breach by Maurice Bidermann ("Bidermann") of an agreement under which Bidermann was to have paid the Company an aggregate sum of approximately $22,500,000, of which Bidermann paid $10,000,000. Additional installments, of $5,000,000 each, were due from Bidermann on December 31, 1992, and June 30, 1993, both of which Bidermann failed to pay. On July 7, 1993, the United States District Court ordered Bidermann to pay the Company the full amount of its claim, $12,947,000, plus interest. Following receipt of the Court's order, Bidermann filed for protection under Chapter 11 of the United States Bankruptcy Code; however, subsequent to the 1994 fiscal year, on motion of the Company, the Bankruptcy Court dismissed Bidermann's Chapter 11 proceedings. Prior to Bidermann's filing for protection under Chapter 11, and continuing subsequent to the Bankruptcy Court's dismissal of those proceedings, the Company attached substantially all assets of Bidermann. In addition, the Company holds shares and warrants of Bidermann Industries, USA, Inc., all of which shares and warrants Bidermann had originally agreed to purchase from the Company for $22,500,000. The collectibility of this judgement, which has been affirmed by the United States Court of Appeals, will depend in part upon the Company's ability to realize sufficient amounts from its attachments, and the value of the shares and warrants held.

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

     In connection with its plans to dispose of certain real estate, the Company must investigate environmental conditions and may be required to take certain corrective action prior or pursuant to any such disposition. In addition, management has identified several areas of potential contamination at or from other facilities owned, or previously owned, by the Company, that may require the Company either to take corrective action or to contribute to a clean-up. The Company is also a defendant in certain lawsuits and proceedings seeking to require the Company to pay for investigation or remediation of environmental matters and has been alleged to be a potentially responsible party at various "Superfund" sites. Management of the Company believes that it has recorded adequate reserves in its financial statements to complete such investigation and take any necessary corrective actions or make any necessary contributions. No amounts have been recorded as due from third parties, including insurers, or set off against, any liability of the Company, unless such parties are contractually obligated to contribute and are not disputing such liability.

Other Matters
- -------------

     The Company is involved in various other claims and lawsuits incidental to its business, some of which involve substantial amounts. The Company, either on its own or through its insurance carriers, is contesting these matters.

     In the opinion of management, the ultimate resolution of the legal proceedings, including those discussed above, will not have a material adverse effect on the financial condition or the future operating results of the Company.


18.  BUSINESS SEGMENTS
     -----------------

     The Company's operations are conducted in three principal business segments. The Aerospace Fasteners segment includes the manufacture of high performance specialty fasteners and fastening systems. The Industrial Products segment is engaged in (i) the manufacture of tooling and injection control systems for the plastic injection molding and die casting industries,
(ii) the supply of modems for use in high speed digitized voice and data communications, and (iii) a designer and manufacturer of wet processing tools, equipment and systems. The Communications Services segment which provides telecommunication services to office buildings. Intersegment sales are insignificant to the sales of any segment.

     Identifiable assets represent assets that are used in the Company's operations in each segment at year end. Corporate assets are principally in cash, marketable securities, prepaid pension costs, assets held for sale, and property maintained for general corporate purposes.

     The Company's financial data by business segment is as follows:

(In thousands)
                                          1994         1993         1992
                                       ---------    ---------    ---------
Sales by Business Segment:
  Aerospace Fasteners..............   $  203,456   $  247,080   $  299,270
  Industrial Products (1)..........      166,499      148,449      132,238
  Communications Services..........       74,190       68,038       58,272
                                       ---------    ---------    ---------
Total Segment Sales................   $  444,145   $  463,567   $  489,780
                                       =========    =========    =========
Operating Income by Segment:
  Aerospace Fasteners (2)..........   $  (32,208)  $  (15,398)  $   15,654
  Industrial Products (1)..........       21,024       19,081       15,250
  Communications Services..........       16,483       14,688       13,399
                                       ---------    ---------    ---------
Total Segment Operating Income.....        5,299       18,371       44,303

  Corporate Administrative Expense.       (8,023)      (6,310)      (6,708)
  Other Corporate Income...........        3,194        5,409        3,661
                                       ---------    ---------    ---------
Total Consolidated Operating Income   $      470   $   17,470   $   41,256
                                       =========    =========    =========
Capital Expenditures:
  Aerospace Fasteners..............   $    4,320   $    5,711   $   11,471
  Industrial Products..............        3,997        4,002        5,041
  Communications Services..........        7,775        5,792       10,040
  Corporate and Other..............          126           39        8,480
                                       ---------    ---------    ---------
Total Capital Expenditures.........   $   16,218   $   15,544   $   35,032
                                       =========    =========    =========
Depreciation and Amortization:
  Aerospace Fasteners..............   $   14,373   $   14,280   $   12,525
  Industrial Products..............        6,765        6,154        5,791
  Communications Services..........        8,948        7,936        6,192
  Corporate and Other..............        3,489        3,157        2,037
                                       ---------    ---------    ---------
Total Depreciation and Amortization   $   33,575   $   31,527   $   26,545
                                       =========    =========    =========

(1) - Included in Fiscal 1994 are the results of Fairchild Data Corporation.
Sales from this division, formerly included in net assets held for sale, and not included in the results of operations, were $15,432,000 and $13,624,000 for Fiscal 1993 and 1992, respectively. The impact of this division's earnings on the prior periods was immaterial.

(2) - Includes charges to reflect the cost of restructuring of $18,860,000, $15,469,000 and $2,500,000 in Fiscal 1994, 1993 and 1992, respectively, and an unusual loss from earthquake damage and business interruption of $4,000,000 in Fiscal 1994.

                                       June 30,     June 30,     June 30,
                                         1994         1993         1992
                                       ---------    ---------    ---------
Identifiable Assets:
  Aerospace Fasteners..............   $  306,008   $  337,185   $  373,651
  Industrial Products..............      164,632      146,754      148,053
  Communications Services..........       79,087       78,752       72,528
  Corporate and Other..............      340,461      368,029      372,562
                                       ---------    ---------    ---------
Total Identifiable Assets..........   $  890,188   $  930,720   $  966,794
                                       =========    =========    =========

19.  FOREIGN OPERATIONS AND EXPORT SALES
     -----------------------------------

     The Company's operations are located primarily in the United States and Europe. Inter-area sales are not significant to the total sales of any geographic area. The Company's financial data by geographic area is as follows:

(In thousands)
                                         1994         1993         1992
                                       ---------    ---------    ---------
Sales by Geographic Area:
  United States....................   $  358,614   $  369,343   $  394,148
  Europe...........................       76,366       85,479       88,479
  Other............................        9,165        8,745        7,153
                                       ---------    ---------    ---------
Total Sales                           $  444,145   $  463,567   $  489,780
                                       =========    =========    =========
Operating Income by Geographic Area:
  United States....................   $   (1,011)  $   15,390   $   34,285
  Europe...........................        5,847        2,034        8,940
  Other............................          463          947        1,078
                                       ---------    ---------    ---------
Total Segment Operating Income.....   $    5,299   $   18,371   $   44,303
                                       =========    =========    =========

                                       June 30,     June 30,     June 30,
                                         1994         1993         1992
Identifiable Assets by Geographic      ---------    ---------    ---------
Area:
  United States....................   $  458,621   $  479,751   $  509,922
  Europe...........................       86,545       78,176       81,080
  Other............................        4,561        4,764        3,230
  Corporate and other assets.......      340,461      368,029      372,562
                                       ---------    ---------    ---------
Total Identifiable Assets..........   $  890,188   $  930,720   $  966,794
                                       =========    =========    =========

     Export sales are defined as sales to customers in foreign countries by the Company's domestic operations. Export sales amounted to the following:

(In thousands)
                                         1994         1993         1992
                                       ---------    ---------    ---------

Export Sales
  Europe...........................   $   12,692   $   15,297   $   20,661
  Other............................       16,593       13,546       16,545
                                       ---------    ---------    ---------
Total Export Sales.................   $   29,285   $   28,843   $   37,206
                                       =========    =========    =========

20.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
     -------------------------------------------

                                      First    Second     Third    Fourth
(In thousands)                       Quarter   Quarter   Quarter   Quarter
                                     --------  --------  --------  --------
1994:
  Sales...........................   $110,491  $108,830  $112,836  $111,988
  Gross profit....................     22,962    25,875    27,138    30,289
  Earnings (loss) from continuing
    operations....................     (6,761)   76,680    (5,159)  (14,401)
  Extraordinary items, net........       --        --        (147)      (96)
  Cumulative effect of change in
    accounting for postretirement
    benefits, net.................     (8,015)     --        --        --
  Cumulative effect of change in
    accounting for income taxes,
    net...........................     (7,999)     --        --         --
                                      -------   -------   -------   -------
  Net earnings (loss).............   $(22,775) $ 76,680  $ (5,306) $(14,497)
                                      =======   =======   =======   =======


1993:
  Sales...........................   $118,100  $116,548  $114,399  $114,520
  Gross profit....................     31,917    29,653    27,609    23,314
  Earnings (loss) before extra-
    ordinary items................      3,237      (818)   (3,433)  (13,920)
  Extraordinary items - net.......    (12,224)       23         4      (417)
                                      -------   -------   -------   -------
  Net loss........................   $ (8,987) $   (795) $ (3,429) $(14,337)
                                      =======   =======   =======   =======

     Earnings (loss) from continuing operations includes charges to reflect the cost of restructuring the Company's Aerospace Fasteners Segment, of $9,903,000 and $8,957,000 in the second and fourth quarters of Fiscal 1994, respectively, and $1,500,000, $932,000 and $13,037,000 in the second, third and fourth quarters of Fiscal 1993, respectively. The Company recorded an unusual loss in the third and fourth quarter of Fiscal 1994 of $3,200,000 and $2,800,000, respectively, to cover the estimated net cost of the damages and related business interruption caused by an earthquake and the write down of real estate.

     The second quarter of Fiscal 1994 includes non-recurring income of $129,094,000, net pre-tax, from the gain on the sale of the Company's 43.9% stock interest in Rexnord.

     Extraordinary items includes an extraordinary charge of $11,804,000, net of tax, in the first quarter of Fiscal 1993 relating to the Company's share of Rexnord's extraordinary charge associated with the Rexnord
Recapitalization. Other extraordinary items relate to the early extinguishment of debt by the Company.

     The fiscal 1994 first and second quarter data presented vary from the amounts previously reported in Form 10-Q due to the Company's decision not to sell a division which was included in net assets held for sale, and not included in the results of operations. Sales from the division were $4,141,000 and $3,438,000 in the first and second quarters, respectively, of Fiscal 1994. Earnings from the division had no material effect during these periods.

                   Report of Independent Public Accountants
                   ----------------------------------------


To RHI Holdings, Inc.:

We have audited the accompanying consolidated balance sheets of RHI Holdings, Inc. (a Delaware corporation and wholly-owned subsidiary of The Fairchild Corporation and formerly known as Rexnord Holdings Inc.) and subsidiaries as of June 30, 1994 and 1993, and the related consolidated statements of earnings, stockholder's equity, and cash flows for the years ended June 30, 1994, 1993 and 1992. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of RHI Holdings, Inc. and subsidiaries as of June 30, 1994 and 1993, and the results of their operations and their cash flows for the years ended June 30, 1994, 1993 and 1992, in conformity with generally accepted accounting principles.

As discussed in Notes 9 and 10 to the Consolidated Financial Statements, effective July 1, 1993, the Company changed its methods of accounting for postretirement benefits other than pensions, and income taxes.




                                        Arthur Andersen LLP

Washington, D.C.
August 26, 1994

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
- -------------------------------------------------------------

     None.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
- ------------------------------------------------------------

     Item 10 of Form 10-K is omitted in accordance with General Instruction J(2)(c), Omission of Information by Certain Wholly-owned Subsidiaries.

ITEM 11.  EXECUTIVE COMPENSATION
- --------------------------------

     Item 11 of Form 10-K is omitted in accordance with General Instruction J(2)(c), Omission of Information by Certain Wholly-owned Subsidiaries.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
- ------------------------------------------------------------------------

     Item 12 of Form 10-K is omitted in accordance with General Instruction J(2)(c), Omission of Information by Certain Wholly-owned Subsidiaries.

ITEM 13.  CERTAIN RELATIONSHIP AND RELATED TRANSACTIONS
- -------------------------------------------------------

     Item 10 of Form 10-K is omitted in accordance with General Instruction J(2)(c), Omission of Information by Certain Wholly-owned Subsidiaries.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
- ---------------------------------------------------------------------------

The following documents are filed as a part of this Form 10-K:


(a)(1)  Financial Statements

        All financial statements of the registrant as set forth under Item 8 of this report on Form 10-K.

(a)(2)  Financial Statement Schedules and Independent Auditors' Report

    Schedule Number               Description                   Page Number
    ---------------               -----------                   -----------

         VIII          Valuation and Qualifying Accounts            68

         IX            Short Term Borrowings                        69

         X             Supplementary Income Statement
                       Information                                  69


All other schedules are omitted because they are not required, are inapplicable, or the information is included in the consolidated financial statements or notes thereto.

                  Report of Independent Public Accountants
                  ----------------------------------------


To RHI Holdings, Inc.:

We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of RHI Holdings, Inc. (formerly known as Rexnord Holdings Inc.) and subsidiaries included in this Form 10-K and have issued our report thereon dated August 26, 1994. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules listed in the index on page 59 are the responsibility of the Company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.




                                          Arthur Andersen LLP

Washington, D.C.
August 26, 1994

(a)(3) Exhibits. (The following references to Registrant are The Fairchild Corporation, formerly Banner Industries, Inc., the parent of RHI Holdings).

3.         Articles of Incorporation and By-Laws, as amended.

4(a) Indenture between Rexnord Acquisition Corp ("RAC") and Irving Trust Company dated as of March 2, 1987, pursuant to which RAC's Senior Subordinated Debentures due 1990 (the "Rexnord Senior Debentures") were issued (the "Rexnord Senior Indenture"), and specimen of Rexnord Senior Debenture (incorporated by reference from the 1987 10-K).

4(b) First Supplemental Indenture between Rexnord Inc. ("Rexnord") (as successor to RAC) and Irving Trust Company dated as of July 1, 1987, to the Rexnord Senior Indenture (incorporated by reference to Registration Statement No. 33-15359 on Form S-2).

4(c) Second Supplemental Indenture between RHI Holdings, Inc. ("Rexnord Holdings") (as successor to Rexnord) and Irving Trust Company dated as of August 16, 1988, to the Rexnord Senior Indenture (incorporated by reference to the 1988 10-K).

4(d) Securities Purchase Agreement dated as of March 2, 1987, by and among Registrant, RAC and each of the Purchasers of the Senior Subordinated Debentures and other securities (incorporated by reference from Exhibit 4(k) of the Registration Statement on Form S-2 of Banner Industries, Inc. filed with the Securities and Exchange Commission on June 26, 1987 (No. 33-15359)).

4(e) Registration Rights Agreement dated as of March 2, 1987 by and among Registrant, RAC and each of the Purchasers of the Senior Subordinated Debentures and other securities (incorporated by reference to Exhibit 4(d) of Report on Form 8-K of Banner Industries, Inc., filed with the Securities and Exchange Commission on March 17, 1987).

4(f) Indenture between Rex-PT, Inc. ("Rex-PT") and Irving Trust Company dated as of August 15, 1988, pursuant to which Rex-PT Senior Subordinated Notes due 1988 ("Rex-PT Notes") were issued, and specimen of Rex-PT Note (incorporated by reference from Registrant's Report on Form 8-K dated August 16, 1988).

4(g) Indenture between Rexnord and First Wisconsin Trust Company dated as of June 1, 1983 (The "Rexnord Indenture"), First Supplemental Indenture between Rexnord and First Wisconsin Trust Company dated as of October 1, 1984, to the Rexnord Indenture, pursuant to which Rexnord's Debentures due 1994 (the "Rexnord Debentures") were issued, and specimen of Rexnord Debenture (incorporated by reference to Form 8-A of Rexnord dated October 3, 1984).

 4(h) Second Supplemental Indenture among Rexnord, Rexnord Holdings and First Wisconsin Trust Company dated as of August 16, 1988, to the Rexnord Indenture (incorporated by reference to the 1988 10-K).

 4(i) Indenture dated as of November 1, 1982, between Fairchild Industries, Inc. ("Fairchild") and Continental Illinois National Bank and Trust Company of Chicago, pursuant to which certain debt securities of Fairchild were issued (incorporated by reference to Registration Statement No. 2-80009 on Form S-3).

 4(j) Indenture dated as of January 1, 1978, between Fairchild and Bankers Trust Company, pursuant to which Fairchild's 9-3/4% Subordinated Debentures due April 1, 1988 were issued
           (incorporated by reference to Registration Statement No. 2-60451 on Form S-7).

 10(a) Restated and Amended Credit Agreement dated as of July 27, 1993 (incorporated by reference in the 1993 10-K).

 10(a)(i) Amendment No. 1 dated as of June 30, 1994 to Restated and Amended Credit Agreement dated as of July 27, 1993.

*10(a)(ii) Amendment No. 2, dated as of October 1, 1993, to Restated and
           Amended Credit Agreement dated as of July 27, 1992.

*10(a)(iii)Amendment No. 3, dated as of December 23, 1993, to Restated
           and Amended Credit Agreement dated as of July 27, 1992.

*10(a)(iv) Amendment No. 4, dated as of March 31, 1994, to Restated
           and Amended Credit Agreement dated as of July 27, 1992.

 10(b) Share Purchase Agreement dated January 13, 1989, between Textron, Inc. and Registrant regarding sale to Textron Inc. of all shares of Avdel PLC held by Registrant or Rexnord Holdings (U.K.) PLC (incorporated by reference to the 1989 10-K).

 10(c) Form of Agreement among Registrant, Transcontinental Services Group, N.V., Jeffrey J. Steiner, Nathaniel de Rothschild, Robert
           P. Burrow and Daniel Lebard (incorporated by reference to
           Schedule 13D of Transcontinental Services Group N.V. dated January 28, 1988).

 10(d) Securities Purchase Agreement dated as of August 15, 1988, by and among Registrant, Rex-PT, Inc. ("Rex-PT"), Rex-PT Holdings Inc. ("Rex-PT Holdings") and certain Purchasers, including (i) as
           Exhibit 2, Debt Registration Rights Agreement dated as of August 15, 1988, by and among Rex-PT and certain Purchasers, (ii) as
           Exhibit 3, Common Stock Registration Rights Agreement dated as of August 16, 1988, by and among Rex-PT Holdings and certain Purchasers, and (iii) as Exhibit 4, Stockholders' Agreement dated as of August 16, 1988, by and among Registrant, Rex-PT Holdings, Rexnord Holdings and certain holders of Rex-PT Holdings common stock (incorporated by reference to the August 16, 1988 8-K).

 10(e) Form of Securities Purchase Agreement among Rex-PT Holdings, Rex-PT, Registrant and Rex-PT Investors Inc. ("Rex-PT Investors") (incorporated by reference to Registrant's Current Report on Form 8-K dated September 29, 1988 (the "September 29, 1988 8-K")).

 10(f) Form of Agreement of Merger between Rex-PT Holdings and Rex-PT Investors (incorporated by reference to the September 29, 1988 8-K).

 10(g) Form of Securities Purchase Agreement among Rex-PT Investors, Rex-PT Holdings, Rex-PT, Registrant and certain purchasers (incorporated by reference to the September 29, 1988 8-K).

 10(h)     Form of Stockholders' Agreement among Rex-PT Holdings,
           Registrant, Rexnord Holdings and Rex-PT Investors (incorporated by reference to the September 29, 1988 8-K).

 10(i) Form of Voting Trust Agreement among certain holders of Rex-PT Holdings common stock (incorporated by reference to the September 29, 1988 8-K).

 10(j) Form of Amended and Restated Common Stock Registration Rights Agreement among Rex-PT Holdings and certain purchasers
           (incorporated by reference to the September 29, 1988 8-K).

 10(k) Form of Common Stock Registration Rights Agreement between Rex-PT Holdings and Rex-PT Investors (incorporated by reference to the September 29, 1988 8-K).

 10(l) Form of Common Stock Registration Rights Agreement between Rex-PT Holdings and Rexnord Holdings (incorporated by reference to the September 29, 1988 8-K).

 10(m) Form of Registration Rights Agreement between Rex-PT Holdings, Rexnord Holdings and certain purchasers (incorporated by reference to the September 29, 1988 8-K).

 10(n) Form of Registration Rights Agreement between Rex-PT Holdings, Rexnord Holdings and certain purchasers (incorporated by reference to the September 29, 1988 8-K).

 10(o) Form of Amended and Restated Stockholders' Agreement between Rex-PT Holdings, Registrant, Rexnord Holdings and certain investors (incorporated by reference to the September 29, 1988 8-K).

 10(p) Share Purchase Agreement dated October 4, 1988, by and between Rexnord Holdings, Registrant, ChemRex Inc. and SKW Alloys, Inc., ABM Investments Ltd., SKW Bauchemie GmbH and SKW Trostberg Ag (incorporated by reference to Registrant's Current Report on Form 8-K dated November 15, 1988 (the "November 15, 1988 8-K")).

 10(q) Asset Purchase Agreement dated November 15, 1988, by and among Rexnord Holdings, ChemRex Inc. and J.W. Brett, Inc. (incorporated by reference to the September 29, 1988 8-K).

 10(r) Asset Purchase Agreement dated as of December 16, 1988, between Rexnord Holdings and Ilium Industries, Inc. (the "Ilium Agreement"); Amendment to the Ilium Agreement dated as of February 21, 1989; and Second Amendment to the Ilium Agreement dated as of March 15, 1989) (incorporated by reference to Registrant's Current Report on Form 8-K dated March 17, 1989).

 10(s) Agreement and Plan of Merger dated as of May 7, 1989, among Registrant, Specialty Fastener Holdings, Inc. and Fairchild, and Amendment thereto dated May 12, 1989 (incorporated by reference to Registrant's Current Report on Form 8-K dated June 19, 1989).

 10(t) Assets Purchase Agreement dated May 31, 1989, among Matra S.A., AERO Acquisition Corp., Registrant and Fairchild Acquisition Corp. ("FAC") (incorporated by reference to Exhibit (a)(10) to Amendment No. 2 to Tender Offer Statement on schedule 14D-1 and
           Schedule 13D of Registrant and FAC, dated May 31, 1989).

 10(u) Agreement dated as of June 28, 1992, between Banner Investments, Inc. and Registrant (incorporated by reference to 1992 10-K).

 10(v) Agreement dated as of June 26, 1993, between Banner Investments, Inc. and Registrant (incorporated by reference to 1993 10-K).

 10(w) Exchange and Standstill Agreement dated July 19, 1993, among The Fairchild Corporation, Registrant, Rexnord Holdings Inc. and Rex-PT Holdings, Inc. (incorporated by reference to 1993 10-K).

 10(x) Registration Rights Agreement dated July 9, 1993 between Rexnord Corporation and Rexnord Holdings Inc.

 10(y) Allocation Agreement dated April 13, 1993 by and among The Fairchild Corporation, RHI Holdings, Inc. Rex-PT Holdings, Rexnord Corporation, Rexnord Puerto Rico, Inc. and Rexnord Canada Limited (incorporated by reference to 1993 10-K).

 10(z) Trademark Purchase Agreement dated April 13, 1993 by and between Rexnord Corporation and RHI Holdings, Inc.
           (incorporated by reference to 1993 10-K).

 10(a)(a) Purchase Agreement by and between BTR Dunlop Holdings, Inc., The Fairchild Corporation and Registrant dated as of December 2, 1993 (incorporated by reference to Registrant's Current Report on Form 8-K dated December 23, 1993).

 11 Computation of earnings per share (found as Note to Registrant's Consolidated Financial Statements for the fiscal year ended June 30, 1994).

*22        Subsidiaries of RHI Holdings, Inc.

 28(a) Form 11-K Annual Report of the Rexnord Savings and Investment Plan for the year ended December 31, 1987 (incorporated by reference to 1988 Form 10-K).

 28(b) Financial statements, related notes thereto, financial statement schedules, and Auditors' Reports of Banner Aerospace, Inc. for the fiscal year ended March 31, 1994 (incorporated by reference to Banner Aerospace, Inc.'s Form 10-K for fiscal year ended March 31, 1994).

 99(a)     Registrant's press release, dated December 23, 1993
           (incorporated by reference to Registrant's Current Report on Form 8-K dated December 23, 1993).

* Filed herewith


(b)        Reports on Form 8-K

           There were no reports on Form 8-K filed during the last quarter of 1994 fiscal year.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                RHI HOLDINGS, INC.

                                Registrant

                                By:  Michael T. Alcox
                                     -----------------------
                                     Vice President and
                                     Chief Financial Officer

                                Date:  September 21, 1994

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated:

     Name, Title, Capacity                        Date
     ---------------------                        ----

     Jeffrey J. Steiner                           September 21, 1994
     -------------------------------
     Chairman, Chief Executive
     Officer, President and Director

     Michael T. Alcox                             September 21, 1994
     -------------------------------
     Senior Vice President, Chief
     Financial Officer and Director

     Frederick W. McCarthy                        September 21, 1994
     -------------------------------
     Director

     Irving Levine                                September 21, 1994
     -------------------------------
     Director

                               RHI HOLDINGS, INC.
               SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS
               For the Years Ended June 30, 1994, 1993 and 1992
                                 (In thousands)

                                       Allowance for
Description                          Doubtful Accounts
- -----------                          -----------------
Balance, July 1, 1991                    $ 1,900

  Charged to costs and expenses              785
  Charged to other accounts (1)              200
  Amounts written off                     (1,183)
                                           -----
Balance, June 30, 1992                     1,702

  Charged to costs and expenses              820
  Charged to other accounts (1)              149
  Amounts written off                       (925)
                                           -----
Balance, June 30, 1993                     1,746

  Charged to costs and expenses            1,124
  Charged to other accounts (1)            1,410
  Amounts written off                       (966)
                                           -----
Balance, June 30, 1994                   $ 3,314
                                           =====
(1) Recoveries of amounts written off in prior periods, foreign currency translation and the change in related noncurrent taxes.  Included in
    Fiscal 1994 is $1,179,000 relating to the acquisition of a subsidiary.
/TABLE

                               RHI HOLDINGS, INC.
                      SCHEDULE IX - SHORT TERM BORROWINGS
                                 (In thousands)
                           Weighted  Amounts Outstanding
                 Balance   Average    During the Period   Weighted Average
                 at end    Interest  -------------------    Interest Rate
Category        of Period    Rate     Maximum   Average   During the Period
- --------        ---------  --------   -------   -------   -----------------
June 30, 1994
  Notes Payable  $ 3,974    10.47%    $77,313   $12,304          8.88%

June 30, 1993
  Notes Payable  $56,492     7.38%    $56,492   $10,698          9.00%

June 30, 1992
  Notes Payable  $20,718     7.01%    $23,075   $10,988          9.79%


The average borrowings were determined based upon the amounts outstanding at each month end.

The weighted average interest rate during the year was calculated by dividing actual interest expense by average borrowings in each year.



                                RHI HOLDINGS, INC.
            SCHEDULE X - SUPPLEMENTARY INCOME STATEMENT INFORMATION
                                  (In thousands)

                                      Charged to Costs and Expenses
                                      -----------------------------
Description                           1994        1993        1992
- -----------                           ----        ----        ----
Maintenance and Repairs              $7,470      $7,063      $6,965