Form 10-Q
period 1994-10-02
RHI HOLDINGS INC
filed 1994-11-14
CIK 83573

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                             --------------------
                                   FORM 10-Q
                             --------------------

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended October 2, 1994

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

                                                        Outstanding at
Class                                                    October 2, 1994
- -----                                                 ------------------
Common Stock, $1.00 par value                              100,000

Registrant meets the conditions set forth in general instructions H(1)(a) and
(b) of Form 10-Q and is therefore filing this form with reduced disclosure format.

             RHI HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES*

                                    INDEX

PART I.     FINANCIAL INFORMATION                                       Page

            Item 1.    Financial Statements

                       Condensed Consolidated Balance Sheets as of
                       October 2, 1994 (Unaudited) and
                       June 30, 1994                                      3

                       Consolidated Statements of Earnings for
                       the Three Months Ended October 2, 1994
                       October 3, 1993 (Unaudited)                        5

                       Condensed Consolidated Statements of Cash
                       Flows for the Three Months Ended October 2,
                       1994 and October 3, 1993 (Unaudited)               6

                       Notes to Condensed Consolidated Financial
                       Statements (Unaudited)                             8


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

                       PART 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements

             RHI HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES
                  CONDENSED CONSOLIDATED BALANCE SHEETS
                             (In thousands)
                                                October 2,       June 30,
ASSETS                                             1994            1994
- ------                                         ------------    ------------
                                                (Unaudited)         (*)
Current Assets:
Cash and cash equivalents, $545 restricted...    $ 71,615        $ 94,220
Short-term investments.......................       5,390           6,578
Accounts receivable-trade, less allowances
  of $3,338 and $3,314.......................      76,988          73,376
Due from The Fairchild Corporation...........         --            1,305
Inventories:
   Finished goods............................      51,019          47,120
   Work-in-process...........................      30,356          30,907
   Raw materials.............................      14,774          11,988
                                                  -------         -------
                                                   96,149          90,015

Prepaid expenses and other current assets....      20,502          18,723
                                                  -------         -------
Total Current Assets.........................     270,644         284,217

Property, plant and equipment net of
  accumulated depreciation of $93,537 and
  $86,555....................................     168,839         171,245

Net assets held for sale.....................      35,618          35,134
Cost in excess of net assets acquired,
  (Goodwill) less accumulated amortization of
  $30,614 and $29,116........................     199,728         200,873
Investments and advances - affiliated
  companies..................................      77,683          77,581
Prepaid pension assets.......................      60,696          61,628
Other assets.................................      58,996          59,510
                                                  -------         -------
Total Assets.................................    $872,204        $890,188
                                                  =======         =======


*Condensed from audited financial statements.



The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

             RHI HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES
                  CONDENSED CONSOLIDATED BALANCE SHEETS
                             (In thousands)
                                                October 2,        June 30,
LIABILITIES AND STOCKHOLDER'S EQUITY               1994            1994
- ------------------------------------           -------------   ------------
                                                (Unaudited)         (*)
Current Liabilities:
Bank notes payable and current maturities
 of long-term debt...........................    $ 14,628        $ 14,978
Accounts payable.............................      36,907          35,169
Accrued interest.............................       3,939          10,236
Other accrued liabilities....................      62,840          65,542
Income tax payable...........................         --           17,264
                                                  -------         -------
Total Current Liabilities....................     118,314         143,189


Long-term debt, less current maturities......     310,880         312,481
Other long-term liabilities..................      22,577          23,676
Retiree health care liabilities..............      50,270          51,189
Noncurrent income taxes......................      51,220          28,821
Minority interest in subsidiaries............      24,661          24,595
Redeemable preferred stock of subsidiary.....      18,644          18,932
                                                  -------         -------
Total Liabilities............................     596,566         602,883

Stockholder's Equity:

Common Stock.................................         100             100
Preferred Stock..............................         100             100
Paid-in capital..............................     229,349         229,297
Retained earnings............................      61,795          74,132
Cumulative translation adjustment............       3,964           3,346
Unrealized loss on noncurrent marketable
   equity securities, net of tax.............     (18,265)        (18,265)
Additional minimum liability for pensions,
   net of tax................................      (1,405)         (1,405)
                                                  -------         -------
Total Stockholder's Equity...................     275,638         287,305
                                                  -------         -------
Total Liabilities and Stockholder's Equity...    $872,204        $890,188
                                                  =======         =======


* Condensed from audited financial statements.



The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

             RHI HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited)
                             (In thousands)
                                                 Three Months Ended
(In thousands)                               October 2,   October 3,
                                                1994        1993
                                             ----------  -----------
                                                             (*)
Revenue:
  Sales...................................... $121,393    $110,491
  Other income, net..........................      154       1,777
                                               -------     -------
                                               121,547     112,268
Costs and Expenses:
  Cost of sales..............................   89,140      87,529
  Selling, general & administrative..........   21,819      19,266
  Research and development...................      968       1,066
  Amortization of goodwill...................    1,498       1,525
                                               -------     -------
                                               113,425     109,386

Operating income.............................    8,122       2,882

Interest expense.............................   10,435      12,656
Interest income..............................   (1,030)       (162)
                                               -------     -------
Net interest expense.........................    9,405      12,494

Investment income, net.......................      342       1,343
Equity in earnings (loss) of affiliates......      303        (231)
Minority interest............................     (658)       (605)
                                               -------     -------

Loss from continuing operations before taxes.   (1,296)     (9,105)

Income tax provision (benefit)...............    1,016      (2,344)
                                               -------     -------
Loss from continuing operations..............   (2,312)     (6,761)
Loss on disposal of discontinued
  operations, net............................      (25)        --
                                               -------     -------
Loss before cumulative effect of accounting
   changes...................................   (2,337)     (6,761)

Cumulative effect of change in accounting for
  postretirement benefits, net...............       --      (8,015)

Cumulative effect of change in accounting for
  income taxes, net..........................       --      (7,999)
                                               -------     -------
Net loss..................................... $ (2,337)   $(22,775)
                                               =======     =======
* Restated for the inclusion of a division previously included in net assets held for sale.  (See Note 1).

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

             RHI HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES
        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                               (In thousands)
                                                    Three Months Ended
                                                 October 2,     October 3,
                                                    1994           1993
                                                ------------   ------------
                                                                   (*)
Cash provided by (used for)
  Operations:
    Net loss................................    $ (2,337)       $(22,775)
    Cumulative effect of accounting changes,
      net...................................         --           16,014
    Depreciation and amortization...........       8,401           8,387
    Accretion of discount on long-term
      liabilities...........................         782             778
    Adjustments for other non-cash charges..         658             605
    Adjustments for non-cash credits........        (303)            231
    Loss (gain) on sale of fixed assets.....          11            (135)
    Changes in assets and liabilities.......     (14,681)        (11,952)
                                                 -------         -------
    Cash used for operations................      (7,469)         (8,847)

  Investments:
    Capital expenditures....................      (3,462)         (2,862)
    Proceeds received from investment
      securities............................       1,188             739
    Business acquisitions...................        (550)            --
    Other, net..............................        (474)             64
                                                 -------         -------
    Cash used for investments...............      (3,298)         (2,059)

  Financing:
    Issuance of debt........................         940          58,516
    Debt repayments, net....................      (2,915)        (45,431)
    Dividends...............................     (10,000)         (1,007)
    Capital contribution from TFC...........         --            3,382
                                                 -------         -------
    Cash provided by (used for) financing...     (11,975)         15,460

Effect of exchange rate changes on cash.....         137             183
Net increase (decrease) in cash.............     (22,605)          4,737
Cash, beginning of period...................      94,220          42,838
                                                 -------         -------
Cash, end of period.........................    $ 71,615        $ 47,575
                                                 =======         =======

* Restated for the inclusion of a division previously included in net assets held for sale. (See Note 1).

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

             RHI HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)

Note 1 - Financial Statements

     The consolidated balance sheet as of October 2, 1994 and the consolidated statements of earnings and cash flows for the three months ended October 2, 1994 and October 3, 1993 have been prepared by the Company, without audit. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at October 2, 1994 and for all periods presented have been made. The balance sheet at June 30, 1994 was condensed from audited financial statements as of that date.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 1994 Form 10-K. The results of operations for the period ended October 2, 1994 are not necessarily indicative of the operating results for the full year. Certain amounts in prior years' quarterly financial statements have been reclassified to conform to the current presentation.

     The Fiscal 1994 first quarter data presented vary from the amounts previously reported in the Form 10-Q dated October 3, 1993, and have been restated due to the Company's decision not to sell a division, which was previously included in net assets held for sale, and not included in the results of operations. Sales from the division were $4,141,000 in the first quarter of Fiscal 1994. Earnings from the division had no material effect during this period.

Note 2 - Acquisitions

     On June 10, 1994, the Company's Industrial Products segment acquired 100% of the Common Stock of Convac GmbH for approximately $4,700,000. Convac GmbH is a leading designer and manufacturer of high precision state-of-the-art wet processing tools, equipment and systems required for the manufacture of semiconductor chips and related products, compact and optical storage discs and liquid crystal displays.

     On September 9, 1994, the Company's Industrial Products segment acquired all of the outstanding Common Stock of Scandinavian Bellyloading Company AB ("SBC"). SBC is the designer and manufacturer of patented cargo loading systems which are installed in the cargo area of commercial aircraft.
Several major airlines are expected to equip existing fleets with the SBC system over the next three to four years.

Note 3 - Restricted Cash

     The Company had approximately $545,000 of restricted cash on October 2, 1994 and June 30, 1994, all of which is maintained as collateral for certain debt facilities.

Note 4 - Summarized Statement of Earnings Information

     The following table presents summarized statement of earnings information on a 100% basis of Banner Aerospace, Inc. ("Banner"), the Company's principal investment, which is accounted for using the equity method.

                                               Three Months Ended
(In thousands)                             ----------------------------
                                            October 2,      October 3,
                                               1994           1993
                                           ------------   -------------
Net sales.................................   $54,586        $51,637
Gross profit..............................    16,651         16,556
Earnings from continuing operations.......     1,230          1,471
Net earnings..............................     1,230          1,375

     On October 2, 1994, the Company owned approximately 47.2% of Banner common stock, which is included in investments and advances-affiliated companies. The Company recorded equity earnings of $228,000 and $830,000 for the three months ended October 2, 1994 and October 3, 1993, respectively, from this investment. At the close of trading on September 30, 1994, Banner stock was quoted at $5.625 per share. Based on this price the Company's equity investment in Banner had an approximate market value of $47,746,000 versus a carrying value of $53,437,000. The Company believes this decline in market value is temporary.

     On December 23, 1993, the Company completed the sale of its 43.9% stock interest in Rexnord Corporation ("Rexnord") to BTR Dunlop Holdings, Inc. ("BTR"). Prior to the sale of Rexnord, the Company recorded an equity loss of $1,167,000 on this investment for the three month period ended October 3, 1993.

     In connection with the sale of its interest in Rexnord, the Company has placed shares of Banner, with a fair market value of $25,000,000, in escrow to secure the Company's indemnification of BTR against a contingent liability. Once the contingent liability is resolved the escrow will be released.

Note 5 - Revolving Credit Facility

     On August 18, 1994, VSI Corporation's (an indirect subsidiary of the Company) revolving credit facility was reduced by $9,250,000 to provide a total available facility of $50,250,000, all of which was available on October 2, 1994. In addition, (1) the borrowing rate was increased by 1.0% to generally bear interest at 3.75% over the London Interbank Offer Rate, and
(2) the commitment fee charged on the unused portion of the revolving credit facility was increased to 1.0%.



Note 6 - Minority Interest in Consolidated Subsidiaries

     The Company includes $23,981,000 of minority interest on its balance sheet at October 2, 1994 and June 30, 1994, which is represented by the Series C Preferred Stock of Fairchild Industries, Inc. ("FII"), a majority owned subsidiary. The Series C Preferred Stock has an annual dividend requirement of $4.25 per share through July 21, 1999 and $7.00 per share thereafter.

Note 7 - Redeemable Preferred Stock of Subsidiary

     The Company has classified the outstanding shares of Series A Preferred Stock of FII as a long-term liability. The Series A Preferred Stock has a mandatory redemption value of $45.00 per share and an annual dividend requirement of $3.60 per share. During the three months ended October 2, 1994, the Company repurchased 6,400 shares of FII's Series A Preferred Stock. Effectively, there were 414,301 and 420,701 shares authorized, issued and outstanding at October 2, 1994 and June 30, 1994, respectively.

Note 8 - Dividend Paid to Parent

     During the three months ended October 2, 1994 and October 3, 1993, the Company paid dividends of $10,000,000 in each period to The Fairchild Corporation ("TFC"), the parent of the Company. The Fiscal 1995 dividends were paid in cash. The Fiscal 1994 dividend was paid primarily in the Company's debentures in lieu of cash.

Note 9 - Commitments and Contingencies

Lease Guaranties
- ----------------

     In connection with the sale of Metro Credit Corporation, the Company remained contingently liable as a guarantor of the payment and performance of obligations of third party lessees under aircraft leases, which call for aggregate annual base lease payments of approximately $3,454,000 in 1995, and approximately $10,533,000 over the remaining 5-year guaranty period. In each case, the Company has been indemnified by the purchasers and lessors from any losses related to such guaranties.

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

     The Corporate Administrative Contracting Officer (the "ACO"), based upon the advice of the United States Defense Contract Audit Agency, has made a determination that FII did not comply with Cost Accounting Standards, in accounting for (i) the 1985 reversion to FII of certain assets of terminated defined benefit pension plans, and (ii) pension costs upon the closing of segments of FII's business. The ACO has directed FII to prepare a cost impact proposal relating to such plan terminations and segment closings and, following receipt of such cost impact proposal, may seek adjustments to contract prices. The ACO alleges that substantial amounts will be due if such adjustments are made. The Company believes it has properly accounted for the asset reversions in accordance with applicable accounting standards. The Company has entered into discussions with the government to attempt to resolve these pension accounting issues.


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

MANAGEMENT'S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS
- ------------------------------------------------------------

     RHI Holdings, Inc. (the "Company"), formerly known as Rexnord Holdings Inc., is essentially a holding company incorporated in the State of Delaware. It has two operating subsidiaries, Fairchild Industries, Inc. ("FII") and Convac GmbH. The Company's operations are conducted through Convac GmbH and VSI Corporation ("VSI"), which is a wholly-owned subsidiary of FII. The Company is a wholly-owned subsidiary of The Fairchild Corporation ("TFC"). The Company also holds a significant equity interest in Banner Aerospace, Inc. ("Banner").

RESULTS OF OPERATIONS

     The Company currently operates in three principal business segments:
Aerospace, Fasteners, Industrial Products and Communications Services. Set forth below is a comparison of the results from continuing operations of the Company for the three month periods ended October 2, 1994 and October 3, 1993.

(In thousands)                             Three Months Ended
                                        October 2,    October 3,
                                           1994         1993
                                        ----------   -----------
                                                         (*)
Sales by Business Segment:
   Aerospace Fasteners................   $ 52,132    $ 51,578
   Industrial Products................     49,319      40,770
   Communications Services............     19,942      18,143
                                          -------     -------
Total.................................   $121,393    $110,491
                                          =======     =======
Operating Income (loss) by
Business Segment:
   Aerospace Fasteners................   $  1,171    $ (6,377)
   Industrial Products................      4,911       4,994
   Communications Services............      4,422       3,931
                                          -------     -------
Total.................................     10,504       2,548

   Corporate administrative expense...     (1,976)     (1,575)
   Other corporate income (expense)...       (406)      1,909
                                          -------     -------
Operating income......................      8,122       2,882

Net interest expense..................     (9,405)    (12,494)
Investment income, net................        342       1,343
Equity in earnings of affiliates......        303        (231)
Minority interest.....................       (658)       (605)
                                          -------     -------
Loss from continuing operations
  before income taxes.................     (1,296)     (9,105)
Income tax provision (benefit)........      1,016      (2,344)
                                          -------     -------
Loss from continuing operations.......   $ (2,312)   $ (6,761)
                                          =======     =======

* Restated for the inclusion of a division previously included in net assets held for sale. (See Note 1).

General
- -------

     Overall sales increased by 9.9% in the first quarter of Fiscal 1995 compared to sales for the same period in Fiscal 1994, due to sales increases in all three business segments.

    Operating income increased $5.2 million in the first quarter of Fiscal 1995 compared to operating income for the same period in Fiscal 1994. Operating income increased significantly in the Aerospace Fasteners and Communications Services segments and was down slightly in the Industrial Products segment in the Fiscal 1995 first quarter compared to the Fiscal 1994 period. Other corporate income also decreased (see discussion below).

Aerospace Fasteners
- -------------------

     Sales in the Aerospace Fasteners segment increased 1.1% in the Fiscal 1995 quarter compared to Fiscal 1994 quarter, primarily resulting from the very aggressive management efforts during the quarter to reduce backlog previously delayed primarily due to quality problems and earthquake disruption, which are diminishing.

     Operating income in the Fiscal 1995 quarter increased $7.5 million over the Fiscal 1994 quarter; however this segment continues to be affected by reduced demand and price erosion and higher quality control costs resulting from customers' intensified quality requirements.

     On January 17, 1994, the Company's Chatsworth, California Aerospace Fasteners manufacturing facility suffered extensive damage from the Southern California Earthquake. This disruption caused increased costs and reduced revenues in Fiscal 1994 and has negatively affected Fiscal 1995 as well. While the Company carries insurance for both business interruption and property damage caused by earthquakes, the policy has a 5% deductible. The Company recorded an unusual pretax loss in Fiscal 1994 of $4.0 million to cover the currently estimated net cost of the damages and business interruption caused by the earthquake. Included in prepaids and other current assets is an insurance claim receivable of $8.9 million for recoverability of costs related to business interruption and property damage.

Industrial Products
- -------------------

     Sales in the Industrial Products segment increased 21.0% in the Fiscal 1995 first quarter compared to the Fiscal 1994 first quarter. Over 9% of the increase in sales in the current quarter period was at the D-M-E Company and reflects customer response to the fast delivery programs, new products, and growth of the domestic economy. Domestic demand for tooling for plastics has been strong while foreign demand has shown signs of improvement principally reflecting the strengthening European economy. Expansion into selected new foreign markets is being pursued and appears to have potential. Also included in the Industrial Products segment were sales from Fairchild Data Corporation and Convac GmbH, a semiconductor equipment manufacturing company acquired at the end of Fiscal 1994.

     Operating income in the Industrial Products segment decreased slightly in the first quarter of Fiscal 1995 compared to the same period in Fiscal 1994. The inclusion of Fairchild Data Corporation and Convac GmbH, which reported operating losses in the Fiscal 1995 quarter, was partially offset by a 21.4% increase in operating income at the D-M-E Company. The improved results at D-M-E resulted from a higher sales volume and improved operating margins. In recent years this operation has implemented several cost savings steps, including overhead reduction and improved inventory management programs, which have contributed to the higher operating margins. The improvements in inventory management and delivery systems resulted in faster deliveries, reduction in inventory, and higher inventory turnover. In addition, D-M-E Company has continued to implement improved manufacturing methods that have reduced cycle time and costs.

Communications Services
- -----------------------

     Sales in the Communications Services segment increased 9.9% in the Fiscal 1995 first quarter compared to the same period in Fiscal 1994, primarily due to the inclusion of sales from a small acquisition and to new customers, the addition of telecommunications franchises in new office buildings, and growth at existing sites.

     Operating income in the Communications Services segment increased 12.5% in the Fiscal 1995 first quarter compared to the same period in Fiscal 1994, primarily due to increased sales resulting from the reasons given above and related economies of scale. Operating income as a percent of sales in the first quarter of Fiscal 1995 was slightly higher than the return on sales in the comparable period of Fiscal 1994.

Other Expenses/Income
- ---------------------

     Corporate Administrative Expense - FII's corporate staff performs work for several corporate entities including TFC, FII and the Company. Corporate administrative expense incurred by FII is invoiced to the Company and to TFC on a monthly basis and represents the estimated cost of services performed on behalf of such companies by FII. Management believes that the corporate administrative expense would be higher if it operated as a separate independent entity. Corporate administrative expense increased 25.5% in the first quarter compared to same period in the prior year. This increase was based on increased TFC staff involvement on behalf of the Company. TFC expense was not allocated to the Company in the prior year period.

     Other Corporate Income - Other corporate income decreased $2.3 million in the Fiscal 1995 first quarter compared to the same period in the prior year, primarily due to recognizing gains on corporate real estate sold in the prior year first quarter.

     Net Interest Expense - Net interest expense decreased 24.7% in the first quarter ended October 2, 1994, compared to the prior year period, primarily due to lower borrowings and significantly higher cash and cash equivalents during the Fiscal 1995 first quarter period.

     Investment income, net - Investment income was lower in the first three months, primarily as a result of recording gains realized on the liquidation of investments in Fiscal 1994 compared to Fiscal 1995. Also included in the Fiscal 1995 three month period were $.3 million of dividends realized on participating annuity contracts compared to $.9 million in the Fiscal 1994 three month period.

     Equity in earnings of affiliates increased $.5 million in the Fiscal 1995 first quarter compared to the prior year period. The Fiscal 1994 first quarter included a $2.9 million after tax restructuring charge for Rexnord Corporation, prior to the Company selling its interest in Rexnord Corporation. The current year period includes no earnings or losses for Rexnord Corporation.

     Minority interest expense includes dividend expense on the Series C Preferred Stock.

     Income taxes - In the first quarter of Fiscal 1995, the Company recorded a tax provision. A tax provision resulted rather than a tax benefit largely due to the amortization of goodwill which is not deductible for tax purposes.

Accounting Changes:
- -------------------

     1) Postretirement Benefits - Using the immediate recognition method, the Fiscal 1994 first quarter after-tax charge to earnings for the cumulative effect of the accounting change was $.5 million, which represents the unamortized portion of an overstated liability for discontinued operations which substantially offset the transition obligation for active employees and retirees of continuing operations. In addition, in the Fiscal 1994 first quarter, a $7.5 million charge, net of the Company's related tax benefit, was recorded for the Company's share of Rexnord Corporation's cumulative charge resulting from this change in accounting.

     2) Accounting for Income Taxes - The Company elected the immediate recognition method and recorded, in the Fiscal 1994 first quarter, a $7.5 million charge representing the cumulative effect on prior years. This charge represents deferred taxes related primarily to fixed assets, prepaid pension expenses, and inventory differences. In addition, a $.5 million charge was recorded for the Company's share of Rexnord Corporation's cumulative charge resulting from this accounting change.

     Net Earnings (Loss) - The net loss decreased $20.4 million in the first quarter of Fiscal 1995 compared to the first quarter of Fiscal 1994, primarily due to: (1) the $5.2 million increase in operating income in the first quarter of Fiscal 1995 and (2) the $16.0 million charge, net of tax, for the cumulative effect of accounting changes which was recorded in the first quarter of Fiscal 1994.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     Working capital at October 2, 1994, was $152.3 million which was $11.3 million higher than at June 30, 1994. The primary reasons for this increase included a $9.7 million increase in receivables and inventory, reflecting efforts to reduce backlog, plus a $9.0 million decrease in accrued interest and other accrued liabilities, and a reduction in current income taxes payable of $17.3 million which was reclassified to noncurrent income taxes. These increases were partially offset by a $22.6 million reduction in cash, primarily required at FII and VSI to service debt and meet operating cash requirements during the first quarter.

     The Company's principal sources of liquidity are cash generated from operations and borrowings under its credit agreement. The Company also expects to generate cash from the sale of certain assets and liquidation of investments. Net assets held for sale at October 2, 1994, had a book value of $35.6 million and included several parcels of real estate in California and an 88 acre parcel of real estate located in Farmingdale, New York, which the Company plans to sell, lease or develop, subject to the resolution of environmental matters and market conditions. Included in long-term investments at October 2, 1994 is a contractual obligation for the Company to receive $12.9 million from an individual which has a net carrying amount of $9.3 million. The obligation in part, may be satisfied by 7.1% of the outstanding common stock of Bidermann Industries USA, Inc., a closely held company, held by the Company. In addition, the Company has attached substantially all of the individual's property. The individual filed for protection under Chapter 11 of the U.S. Bankruptcy Code on July 7, 1993. However, in the first quarter of Fiscal 1995, on a motion by the Company, the Bankruptcy Court dismissed the Chapter 11 proceedings. The Company believes that liquidation of assets held or attached by the Company will be sufficient to recover the carrying amount of this investment. (See Note 9 to the Financial Statements).

     The Company's principal cash requirements include debt service, capital expenditures, acquisitions, payment of other liabilities and payment of dividends on preferred stock.

     The level of the Company's capital expenditures varies from year to year, depending upon the timing of capital spending for new production equipment, periodic plant and facility expansion, acquisition of high growth companies, as well as cost reduction and labor efficiency programs. For the three month period October 2, 1994, capital expenditures, including the cost of acquisitions, were $4.0 million. The Company anticipates that total capital expenditures, including the cost of acquisitions, for the fiscal year ending June 30, 1995 will be approximately $19.6 million.

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

     The Company's Credit Agreement requires the Company to comply with certain financial covenants, including achieving cumulative earnings before interest, taxes, depreciation and amortization, ("EBITDA Covenant"), and maintaining certain coverage ratios. The Company was in compliance with the Credit Agreement as of October 2, 1994. To comply with the minimum EBITDA Covenant requirements (as amended) FII's subsidiary, VSI, must earn for the cumulative total of the trailing four quarters, EBITDA as follows: $70.4 million for the second quarter of Fiscal 1995, $72.1 million for the third quarter of Fiscal 1995, $75.0 million for the fourth quarter of Fiscal 1995, and $76.6 million for the first quarter of Fiscal 1996. VSI's ability to meet the minimum requirements under the EBITDA Covenant in Fiscal 1995 is uncertain, and there can be no assurance that the Company will be able in the future to comply with the minimum requirements under the EBITDA Covenant and other financial covenants under the Credit Agreement. Noncompliance with any of the financial covenants, without cure, or waiver would constitute an event of default under the Credit Agreement. An event of default resulting from a breach of a financial covenant may result, at the option of lenders holding a majority of the loans, in an acceleration of the principal and interest outstanding, and a termination of the revolving credit line. If necessary, management believes a waiver can be obtained.

     FII may transfer available cash as dividends to RHI if the purpose of such dividends is to provide TFC with funds necessary to meet its debt service requirements under specified notes and debentures. All other dividends from FII to the Company are subject to certain limitations under the Credit Agreement. As of October 2, 1994, FII was unable to provide dividends to the Company. The Credit Agreement also restricts FII from additional borrowings under the Credit Facilities for the payment of any dividends.

                         PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings


     Reference is made to Note 9 of Notes to Consolidated Financial
Statements.

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



Date:  November 14, 1994