Form 10-Q
period 1995-01-01
RHI HOLDINGS INC
filed 1995-02-10
CIK 83573

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                             --------------------
                                   FORM 10-Q
                             --------------------

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended January 1, 1995

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

                                                       Yes  X  No
                                                           ---    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                        Outstanding at
Class                                                   January 1, 1995
- -----                                                   ---------------
Common Stock, $1.00 par value                              100,000

Registrant meets the conditions set forth in general instructions H(1)(a) and
(b) of Form 10-Q and is therefore filing this form with reduced disclosure format.

             RHI HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES*

                                    INDEX

PART I.     FINANCIAL INFORMATION                                       Page

            Item 1.    Financial Statements

                       Condensed Consolidated Balance Sheets as of
                       January 1, 1995 (Unaudited) and
                       June 30, 1994                                      3

                       Consolidated Statements of Earnings for
                       the Three and Six Months Ended January
                       1, 1995 and January 2, 1994 (Unaudited)            5

                       Condensed Consolidated Statements of Cash
                       Flows for the Six Months Ended January 1,
                       1995 and January 2, 1994 (Unaudited)               6

                       Notes to Condensed Consolidated Financial
                       Statements (Unaudited)                             7


            Item 2.    Management's Discussion and Analysis
                       of Results of Operations and Financial
                       Condition                                         12

PART II.    OTHER INFORMATION

            Item 1.    Legal Proceedings                                 19

            Item 6.    Exhibits and Reports on Form 8-K                  19


*For purposes of Part I of this Form 10-Q, the term "Company" means RHI
 Holdings, Inc., and its subsidiaries, unless otherwise indicated. For purposes of Part II, the term "Company" means RHI Holdings, Inc. unless otherwise indicated.

                       PART 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements

             RHI HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES
                  CONDENSED CONSOLIDATED BALANCE SHEETS
                             (In thousands)
                                                January 1,       June 30,
ASSETS                                             1995            1994
- ------                                         ------------    ------------
                                                (Unaudited)         (*)
Current Assets:
Cash and cash equivalents, $545 restricted...    $ 59,195        $ 94,220
Short-term investments.......................       3,957           6,578
Accounts receivable-trade, less allowances
  of $3,446 and $3,314.......................      74,745          73,376
Due from The Fairchild Corporation...........        --             1,305
Inventories:
   Finished goods............................      59,859          47,120
   Work-in-process...........................      27,864          30,907
   Raw materials.............................      13,436          11,988
                                                  -------         -------
                                                  101,159          90,015

Prepaid expenses and other current assets....      19,390          18,723
                                                  -------         -------
Total Current Assets.........................     258,446         284,217

Property, plant and equipment net of
  accumulated depreciation of $99,939 and
  $86,555....................................     174,616         171,245

Net assets held for sale.....................      36,029          35,134
Cost in excess of net assets acquired,
  (Goodwill) less accumulated amortization of
  $32,131 and $29,116........................     202,645         200,873
Investments and advances - affiliated
  companies..................................      92,722          77,581
Prepaid pension assets.......................      60,921          61,628
Other assets.................................      56,589          59,510
                                                  -------         -------
Total Assets.................................    $881,968        $890,188
                                                  =======         =======


*Condensed from audited financial statements.



The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

             RHI HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES
                  CONDENSED CONSOLIDATED BALANCE SHEETS
                             (In thousands)
                                                January 1,        June 30,
LIABILITIES AND STOCKHOLDER'S EQUITY               1995            1994
- ------------------------------------           -------------   ------------
                                                (Unaudited)         (*)
Current Liabilities:
Bank notes payable and current maturities
 of long-term debt...........................    $ 15,297        $ 14,978
Accounts payable.............................      40,001          35,169
Other accrued liabilities....................      78,523          75,778
Income tax payable...........................        --            17,264
                                                  -------         -------
Total Current Liabilities....................     133,821         143,189


Long-term debt, less current maturities......     308,335         312,481
Other long-term liabilities..................      21,791          23,676
Retiree health care liabilities..............      49,900          51,189
Noncurrent income taxes......................      53,651          28,821
Minority interest in subsidiaries............      24,687          24,595
Redeemable preferred stock of subsidiary.....      18,549          18,932
                                                  -------         -------
Total Liabilities............................     610,734         602,883

Stockholder's Equity:

Common Stock.................................         100             100
Preferred Stock..............................         100             100
Paid-in capital..............................     229,373         229,297
Retained earnings............................      57,844          74,132
Cumulative translation adjustment............       3,847           3,346
Unrealized loss on noncurrent marketable
   equity securities, net of tax.............     (18,625)        (18,265)
Additional minimum liability for pensions,
   net of tax................................      (1,405)         (1,405)
                                                  -------         -------
Total Stockholder's Equity...................     271,234         287,305
                                                  -------         -------
Total Liabilities and Stockholder's Equity...    $881,968        $890,188
                                                  =======         =======


* Condensed from audited financial statements.



The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

             RHI HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited)
                             (In thousands)
                                          Three Months Ended         Six Months Ended
(In thousands)                          January 1,  January 2,    January 1,   January 2,
                                          1995        1994          1995         1994
                                        ----------  ----------    ----------   ----------
                                                        (*)                        (*)
Revenue:
  Sales................................. $125,929    $108,830      $247,322     $219,321
  Other income, net.....................      875         124         1,029        1,901
                                          -------     -------       -------      -------
                                          126,804     108,954       248,351      221,222
Costs and Expenses:
  Cost of sales.........................   97,532      82,955       186,672      170,484
  Selling, general & administrative.....   24,211      18,122        46,030       37,388
  Research and development..............      913         971         1,881        2,037
  Amortization of goodwill..............    1,516       1,486         3,014        3,011
  Restructuring.........................     --         9,903          --          9,903
                                          -------     -------       -------      -------
                                          124,172     113,437       237,597      222,823

Operating income (loss).................    2,632      (4,483)       10,754       (1,601)

Interest expense........................   10,277       9,474        20,712       22,130
Interest income.........................   (1,158)       (218)       (2,188)        (380)
                                          -------     -------       -------      -------
Net interest expense....................    9,119       9,256        18,524       21,750

Investment income, net..................    2,580       5,282         2,922        6,625
Equity in earnings of affiliates........      803         799         1,106          568
Minority interest.......................     (615)       (584)       (1,273)      (1,189)
Non-recurring income....................     --       129,107          --        129,107
                                          -------     -------       -------      -------
Earnings (loss) from continuing
  operations before taxes...............   (3,719)    120,865        (5,015)     111,760

Income tax provision....................      207      44,185         1,223       41,841
                                          -------     -------       -------      -------
Earnings (loss) from continuing
  operations............................   (3,926)     76,680        (6,238)      69,919
Loss on disposal of discontinued
  operations, net.......................      (25)       --             (50)        --
                                          -------     -------       -------      -------
Earnings (loss) before cumulative effect
  of accounting changes.................   (3,951)     76,680        (6,288)      69,919

Cumulative effect of change in
  accounting for postretirement
  benefits, net.........................     --          --            --         (8,015)

Cumulative effect of change in
  accounting for income taxes, net......     --          --            --         (7,999)
                                          -------     -------      -------       -------
Net earnings (loss)..................... $ (3,951)   $ 76,680     $ (6,288)     $ 53,905
                                          =======     =======      =======       =======

* Restated for the inclusion of a division previously included in net assets held for sale. (See Note 1).

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

             RHI HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES
        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                               (In thousands)
                                                     Six Months Ended
                                                 January 1,     January 2,
                                                    1995           1994
                                                ------------   ------------
                                                                    (*)
Cash provided by (used for)
  Operations:
    Net earnings (loss).....................    $ (6,288)       $ 53,905
    Cumulative effect of accounting changes,
      net...................................        --            16,014
    Depreciation and amortization...........      17,395          16,647
    Accretion of discount on long-term
      liabilities...........................       1,614           1,560
    Adjustments for other non-cash charges..       1,609           8,959
    Adjustments for non-cash credits........      (1,106)           (568)
    Gain on sale of Rexnord investment......        --          (129,107)
    Loss on sale of fixed assets............         221             168
    Changes in assets and liabilities.......      (4,114)         44,283
                                                 -------         -------
    Cash provided by operations.............       9,331          11,861

  Investments:
    Capital expenditures....................      (8,486)         (5,714)
    Proceeds received from sale of Rexnord
      investment............................        --           178,115
    Proceeds received from (used for)
      investment securities, net............       5,549            (208)
    Investments in affiliates...............     (14,850)           --
    Business acquisitions...................     (12,061)           --
    Change in net assets held for sale......        (895)         (2,357)
    Other, net..............................         365             143
                                                 -------         -------
    Cash provided by (used for) investments.     (30,378)        169,979

  Financing:
    Issuance of debt........................       2,893          73,027
    Debt repayments, net....................      (6,767)       (132,713)
    Dividends...............................     (10,000)         (1,007)
    Capital contribution from TFC...........        --             3,382
                                                 -------         -------
    Cash used for financing.................     (13,874)        (57,311)

Effect of exchange rate changes on cash.....        (104)           (899)
Net increase (decrease) in cash.............     (35,025)        123,630
Cash, beginning of period...................      94,220          42,838
                                                 -------         -------
Cash, end of period.........................    $ 59,195        $166,468
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

             RHI HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)

Note 1 - Financial Statements

     The consolidated balance sheet as of January 1, 1995 and the consolidated statements of earnings and cash flows for the six months ended January 1, 1995 and January 2, 1994 have been prepared by the Company, without audit. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at January 1, 1995 and for all periods presented have been made. The balance sheet at June 30, 1994 was condensed from audited financial statements as of that date.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 1994 Form 10-K. The results of operations for the period ended January 1, 1995 are not necessarily indicative of the operating results for the full year. Certain amounts in prior years' quarterly financial statements have been reclassified to conform to the current presentation.

     The Fiscal 1994 first six months data presented vary from the amounts previously reported in the Form 10-Q dated January 2, 1994, and have been restated due to the Company's decision not to sell a division, which was previously included in net assets held for sale, and not included in the results of operations. Sales from the division were $7,579,000 in the first six months of Fiscal 1994. Earnings from the division had no material effect during this period.

Note 2 - Acquisitions

     On June 10, 1994, the Company segment acquired 100% of the Common Stock of Convac GmbH ("Convac") for approximately $4,700,000. Convac GmbH is a leading designer and manufacturer of high precision state-of-the-art wet processing tools, equipment and systems required for the manufacture of semiconductor chips and related products, compact and optical storage discs and liquid crystal displays. The Company reports the results of Convac as part of its Industrial Products segment.

     On September 9, 1994, the Company acquired all of the outstanding Common Stock of Scandinavian Bellyloading Company AB ("SBC"). SBC is the designer and manufacturer of patented cargo loading systems which are installed in the cargo area of commercial aircraft. Several major airlines are expected to equip existing fleets with the SBC system over the next three to four years. The Company reports the results of SBC as part of its Industrial Products segment.

     On November 28, 1994 Fairchild Communications Services Company ("Fairchild Communications"), a partnership whose partners are indirect subsidiaries of the Company, completed the acquisition of substantially all of the telecommunications assets of JWP Telecom, Inc. ("JWP") for approximately $11,000,000 plus the assumption of approximately $3,000,000 of liabilities. JWP is a telecommunications system integrator, specializing in manufacturing, distribution, design, installation and maintenance of voice and data communications equipment. In the first quarter of Fiscal 1995, Fairchild Communications acquired all the shared telecommunications assets of Eaton & Lauth Co., Inc., for approximately $550,000.

Note 3 - Restricted Cash

     The Company had approximately $545,000 of restricted cash on January 1, 1995 and June 30, 1994, all of which is maintained as collateral for certain debt facilities.

Note 4 - Summarized Statement of Earnings Information

     The following table presents summarized statement of earnings information on a 100% basis of Banner Aerospace, Inc. ("Banner"), the Company's principal investment, which is accounted for using the equity method.

                                                 Six Months Ended
(In thousands)                             ----------------------------
                                            January 1,      January 2,
                                               1995           1994
                                           ------------   -------------
Net sales.................................   $105,996       $ 98,929
Gross profit..............................     34,219         32,665
Earnings from continuing operations.......      2,839          2,525
Net earnings..............................      2,839          1,921

     On January 1, 1995, the Company owned approximately 47.2% of Banner common stock, which is included in investments and advances-affiliated companies. The Company recorded equity earnings of $970,000 and $907,000 for the six months ended January 1, 1995 and January 2, 1994, respectively, from this investment. At the close of trading on January 2, 1994, Banner stock was quoted at $4.50 per share. Based on this price the Company's equity investment in Banner had an approximate market value of $38,197,000 versus a carrying value of $54,105,000. The Company does not believe that this decline in market value is a permanent impairment.

     On December 23, 1993, the Company completed the sale of its 43.9% stock interest in Rexnord Corporation ("Rexnord") to BTR Dunlop Holdings, Inc. ("BTR") for $22.50 per share. Accordingly, the Company received $181,873,000 in gross proceeds and realized a pre-tax gain on the sale of $129,107,000 for the quarter ended January 2, 1994. Prior to the sale of Rexnord, the Company recorded an equity loss of $905,000 on this investment for the six month period ended January 2, 1994.

     In connection with the sale of its interest in Rexnord, the Company has placed shares of Banner, with a fair market value of $25,000,000, in escrow to secure the Company's indemnification of BTR against a contingent liability. Once the contingent liability is resolved the escrow will be released.

Note 5 - Revolving Credit Facility

     On August 18, 1994, VSI Corporation's (an indirect subsidiary of the Company) revolving credit facility was reduced by $9,250,000 to provide a total available facility of $50,250,000, of which $42,357,000 was available on January 1, 1995. In addition, (1) the borrowing rate was increased by 1.0% to generally bear interest at 3.75% over the London Interbank Offer Rate, and (2) the commitment fee charged on the unused portion of the revolving credit facility was increased to 1.0%.

Note 6 - Minority Interest in Consolidated Subsidiaries

     The Company includes $23,981,000 of minority interest on its balance sheet at January 1, 1995 and June 30, 1994, which is represented by the Series C Preferred Stock of Fairchild Industries, Inc. ("FII"), a majority owned subsidiary. The Series C Preferred Stock has an annual dividend requirement of $4.25 per share through July 21, 1999 and $7.00 per share thereafter.

Note 7 - Redeemable Preferred Stock of Subsidiary

     The Company has classified the outstanding shares of Series A Preferred Stock of FII as a long-term liability. The Series A Preferred Stock has a mandatory redemption value of $45.00 per share and an annual dividend requirement of $3.60 per share. During the six months ended January 1, 1995, the Company repurchased 8,500 shares of FII's Series A Preferred Stock. Effectively, there were 412,201 and 420,701 shares authorized, issued and outstanding at January 1, 1995 and June 30, 1994, respectively.

Note 8 - Dividend Paid to Parent

     During the six months ended January 1, 1995 and January 2, 1994, the Company paid dividends of $10,000,000 in each period to The Fairchild Corporation ("TFC"), the parent of the Company. The Fiscal 1995 dividends were paid in cash. The Fiscal 1994 dividend was paid primarily in the Company's debentures in lieu of cash.

Note 9 - Commitments and Contingencies

Lease Guaranties
- ----------------

     In connection with the sale of Metro Credit Corporation, the Company remained contingently liable as a guarantor of the payment and performance of obligations of third party lessees under aircraft leases, which call for aggregate annual base lease payments of approximately $3,454,000 in Fiscal 1995, and approximately $9,669,000 over the remaining 4-year guaranty period. In each case, the Company has been indemnified by the purchasers and lessors from any losses related to such guaranties.

Government Claims
- -----------------

     Following an investigation by the Inspector General of NASA, the civil division of the United States Department of Justice alleged improprieties in years 1982 and 1984 through 1986, in indirect costs rates and labor charging practices of a former subsidiary of the Company. The Company settled these claims with the Department of Justice and agreed to pay $5,000,000, payable in six equal semi-annual installments, with interest at 6.0% per year. The first installment was made in the current second quarter period. The unpaid balance is collateralized by certain excess real estate.

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

Civil Litigation
- ----------------

     Maurice Bidermann Litigation
     ----------------------------

     The Company commenced an action in the United States District for the Southern District of New York, following the breach by Maurice Bidermann ("Bidermann") of an agreement under which Bidermann was to have paid the Company an aggregate sum of approximately $22,500,000, of which Bidermann paid $10,000,000. Additional installments, of $5,000,000 each, were due from Bidermann on December 31, 1992, and June 30, 1993, both of which Bidermann failed to pay. On July 7, 1993, the United States District Court ordered Bidermann to pay the Company the full amount of its claim, $12,947,000, plus interest. Following receipt of the Court's order, Bidermann filed for protection under Chapter 11 of the United States Bankruptcy Code; however, in the first quarter of Fiscal 1995, on motion of the Company, the Bankruptcy Court dismissed Bidermann's Chapter 11 proceedings. Prior to Bidermann's filing for protection under Chapter 11, and continuing subsequent to the Bankruptcy Court's dismissal of those proceedings, the Company attached substantially all assets of Bidermann. In addition, the Company holds shares and warrants of Bidermann Industries, USA, Inc., all of which shares and warrants Bidermann had originally agreed to purchase from the Company for $22,500,000. The collectibility of this judgement, which has been affirmed by the United States Court of Appeals, will depend in part upon the Company's ability to realize sufficient amounts from its attachments, and the value of the shares and warrants held.

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

MANAGEMENT'S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS
- ------------------------------------------------------------

     RHI Holdings, Inc. (the "Company"), formerly known as Rexnord Holdings Inc., is essentially a holding company incorporated in the State of Delaware. It has two operating subsidiaries, Fairchild Industries, Inc. ("FII") and Fairchild Convac ("Convac"). The Company's operations are conducted through Convac and VSI Corporation ("VSI"), which is a wholly-owned subsidiary of FII. The Company is a wholly-owned subsidiary of The Fairchild Corporation ("TFC"). The Company also holds a significant equity interest in Banner Aerospace, Inc. ("Banner").

RESULTS OF OPERATIONS

     The Company currently operates in three principal business segments:
Aerospace, Fasteners, Industrial Products and Communications Services. Set forth below is a comparison of the results from continuing operations of the Company for the three and six month periods ended January 1, 1995 and January 2, 1994.

(In thousands)                             Three Months Ended        Six Months Ended
                                        January 1,    January 2,  January 1,   January 2,
                                           1995         1994         1995         1994
                                        ----------   -----------  ----------   ----------
                                                         (*)                       (*)
Sales by Business Segment:
   Aerospace Fasteners................   $ 53,273    $ 50,446      $105,405     $102,024
   Industrial Products................     50,088      39,944        99,407       80,714
   Communications Services............     22,568      18,440        42,510       36,583
                                          -------     -------       -------      -------
Total.................................   $125,929    $108,830      $247,322     $219,321
                                          =======     =======       =======      =======
Operating Income (loss) by
Business Segment:
   Aerospace Fasteners................   $ (3,320)   $(11,654)     $ (2,149)    $(18,031)
   Industrial Products................      4,039       4,903         8,950        9,897
   Communications Services............      3,829       4,114         8,251        8,045
                                          -------     -------       -------      -------
Total.................................      4,548      (2,637)       15,052          (89)

   Corporate administrative expense...     (2,376)     (1,500)       (4,352)      (3,075)
   Other corporate income (expense)...        460        (346)           54        1,563
                                          -------     -------       -------      -------
Operating income (loss)...............      2,632      (4,483)       10,754       (1,601)

Net interest expense..................     (9,119)     (9,256)      (18,524)     (21,750)
Investment income, net................      2,580       5,282         2,922        6,625
Equity in earnings of affiliates......        803         799         1,106          568
Minority interest.....................       (615)       (584)       (1,273)      (1,189)
Non-recurring income..................       --       129,107          --        129,107
                                          -------     -------       -------      -------
Earnings (loss) from continuing
 operations before income taxes.......     (3,719)    120,865        (5,015)     111,760
Income tax provision..................        207      44,185         1,223       41,841
                                          -------     -------       -------      -------
Earnings (loss) from continuing
  operations..........................   $ (3,926)   $ 76,680      $ (6,238)    $ 69,919
                                          =======     =======       =======      =======

* Restated for the inclusion of a division previously included in net assets held for sale. (See Note 1).

General
- -------

     Overall sales increased by 15.7% in the second quarter and 12.8% for the six month period of Fiscal 1995 compared to sales for the same periods in Fiscal 1994, which reflected stronger sales performances from all three business segments.

    Operating income increased $7.1 million in the second quarter and $12.4 million for the six month period of Fiscal 1995 compared to operating income for the same periods in Fiscal 1994. During the Fiscal 1995 current quarter and six month periods operating losses decreased significantly in the Aerospace Fasteners segment. The Fiscal 1994 second quarter and six month period included a restructuring charge in the Aerospace Fasteners segment of $9.9 million. Operating income was down in the Industrial Products segment in both current year periods and declined in the Communications Services segment in the current second quarter period as a result of recent acquisitions. (See discussion below).

Aerospace Fasteners
- -------------------

     Sales in the Aerospace Fasteners segment increased 5.6% in the second quarter and 3.3% for the six month period ended January 1, 1995, compared to the corresponding Fiscal 1994 periods, primarily resulting from aggressive management efforts during the quarter to reduce backlog caused by quality problems and earthquake disruption, which are diminishing.

     Operating losses in the Aerospace Fasteners segment decreased $8.3 million in the second quarter and $15.9 million for the Fiscal 1995 six month period over the corresponding Fiscal 1994 periods; however this segment continues to be affected by soft demand and price erosion and higher quality control costs resulting from customers' intensified quality requirements.
The Fiscal 1995 quarter loss resulted primarily from excess costs incurred to reduce the past due sales backlog, which includes many orders of small quantities at low profit margins. A restructuring charge of $9.9 million was recorded in the prior year second quarter and six month periods for nonrecurring costs related to exiting certain aircraft engine bolt lines.

     On January 17, 1994, the Company's Chatsworth, California Aerospace Fasteners manufacturing facility suffered extensive damage from the Southern California Earthquake. This disruption caused increased costs and reduced revenues in Fiscal 1994 and has negatively affected Fiscal 1995 as well. While the Company carries insurance for both business interruption and property damage caused by earthquakes, the policy has a 5% deductible. The Company recorded an unusual pretax loss in Fiscal 1994 of $4.0 million to cover the currently estimated net cost of the damages and business interruption caused by the earthquake. Included in prepaids and other current assets is an insurance claim receivable of $4.3 million for recoverability of costs related to business interruption and property damage.

Industrial Products
- -------------------

     Sales in the Industrial Products segment increased 25.4% in the second quarter and 23.2% in the Fiscal 1995 first six months, compared to the same Fiscal 1994 periods. $8.2 million of the net increase in sales in the six month period was at the D-M-E Company ("D-M-E"), which provides tooling to the plastics industry, and reflects customer response to the fast delivery programs, new products, and growth of the domestic economy. Domestic demand for tooling for plastics has been strong while foreign demand has shown signs of improvement principally reflecting the strengthening European economy. Expansion into selected new foreign markets is being pursued and appears to have potential. Also included in the Industrial Products segment were sales from Convac, a semiconductor equipment manufacturing company acquired at the end of Fiscal 1994, and Fairchild Data Corporation. The combined sales of these two companies was $8.7 million in the second quarter and $18.0 million in the Fiscal 1995 first six months.

     Operating income in the Industrial Products segment decreased 17.6% in the second quarter and 9.6% in the first six months of Fiscal 1995, compared to the same periods in Fiscal 1994. A 24.8% increase in operating income, during the first six months, at D-M-E was offset by the inclusion of Convac, two other operations recently added and Fairchild Data Corporation, which reported combined operating losses totaling $1.6 million in the second quarter, and $2.2 million in the first six months of Fiscal 1995. The improved results at D-M-E resulted from a higher sales volume and improved operating margins. In recent years D-M-E has implemented several cost savings steps, including overhead reduction and improved inventory management programs, which have contributed to the higher operating margins. In addition, D-M-E has continued to implement improved manufacturing methods that have reduced cycle time and costs.

Communications Services
- -----------------------

     Sales in the Communications Services segment increased 22.4% in the second quarter and 16.2% in the Fiscal 1995 first six months, compared with the same periods in Fiscal 1994, primarily due to the inclusion of sales from acquisitions and to new customers, the addition of telecommunications franchises in new office buildings, and growth at existing sites.

     Operating income in the Communications Services segment decreased 6.9% in the second quarter and increased 2.6% in the Fiscal 1995 first six months, compared to the same periods in Fiscal 1994. The decrease in operating income in the Fiscal 1995 second quarter was primarily due to recognizing initial costs related to integrating the recent acquisition. These costs will likely affect the third quarter as well, after which management expects this acquisition to contribute to growth in sales and operating income.

Other Expense/Income
- --------------------

     Corporate Administrative Expense - FII's and TFC's staff performs work on behalf of the Company, which is charged out monthly based on the estimated level of effort. Corporate administrative expense increased $.9 million in the current second quarter and $1.3 million in the six month period compared to same periods in the prior year. This increase was primarily based on increased TFC staff involvement on behalf of the Company. TFC expense was not allocated to the Company in the prior year periods. Management believes that the corporate administrative expense of the Company would be higher if it operated as a separate independent entity.

     Other Corporate Income - Other corporate income increased $.8 million in the second quarter, largely due to increased royalty income received during the quarter, and decreased $1.5 million in the six months ended January 1, 1995, compared to the same period in the prior year, primarily due to recognizing gains on corporate real estate sold in the Fiscal 1994 six month period.

     Net Interest Expense - Net interest expense decreased 1.5% in the second quarter and 14.8% in the six month period ended January 1, 1995, compared to the prior year periods. The Fiscal 1994 quarter included a $1.9 million reduction in interest expense on intercompany borrowings which reduced the rate from 12.23% to approximate market rates since January 1, 1993. The Fiscal 1995 six month decline was primarily due to lower borrowings and significantly higher cash and cash equivalent average balances during the Fiscal 1995 period.

     Investment income, net - Investment income was lower in the second quarter and first six months, primarily as a result of recording larger gains realized on the settlement and liquidation of investments in Fiscal 1994, compared to Fiscal 1995. Also included in the Fiscal 1995 six month periods were $.3 million of dividends realized on participating annuity contracts, compared to $2.8 million in the Fiscal 1994 corresponding period.

     Equity in earnings of affiliates increased $.5 million in the Fiscal 1995 first six months compared to the prior year period. The Fiscal 1994 first six months included a $2.9 million after tax restructuring charge for Rexnord Corporation, prior to the Company selling its interest in Rexnord Corporation. The current year period includes no earnings or losses for Rexnord Corporation.

     Minority interest expense includes dividend expense on FII's Series C Preferred Stock.

     Non-Recurring Income - Non-recurring income in the Fiscal 1994 periods includes the net pre-tax gain of $129.1 million on the Company's 43.9% stock interest in Rexnord Corporation, which was sold to BTR Dunlop Holdings, Inc. for $22.50 per share on December 23, 1993.

     Income taxes - In the first six months of Fiscal 1995, the Company recorded a tax benefit of $1.2 million on a pretax loss of $5.0 million. The tax benefit rate was less than the statutory rate largely due to the amortization of goodwill, which is not deductible for tax purposes.

Accounting Changes:
- -------------------

     1) Postretirement Benefits - Using the immediate recognition method, the Fiscal 1994 first six months after-tax charge to earnings for the cumulative effect of the accounting change was $.5 million, which represents the unamortized portion of an overstated liability for discontinued operations which substantially offset the transition obligation for active employees and retirees of continuing operations. In addition, in the Fiscal 1994 first six months, a $7.5 million charge, net of the Company's related tax benefit, was recorded for the Company's share of Rexnord Corporation's cumulative charge resulting from this change in accounting.

     2) Accounting for Income Taxes - The Company elected the immediate recognition method and recorded, in the Fiscal 1994 first six months, a $7.5 million charge, representing the cumulative effect on prior years. This charge represents deferred taxes related primarily to fixed assets, prepaid pension expenses, and inventory differences. In addition, a $.5 million charge was recorded for the Company's share of Rexnord Corporation's cumulative charge resulting from this accounting change.

     Net Earnings (Loss) - The net earnings (loss) decreased $60.2 million in the first six months of Fiscal 1995, compared to the first six months of Fiscal 1994, primarily due to the $129.1 million net pre-tax gain recognized from the sale of Rexnord Corporation in the Fiscal 1994 six month period. Partially offsetting the decrease were: (1) the $12.4 million increase in operating income in the first six months of Fiscal 1995, (2) the $16.0 million charge, net of tax, for the cumulative effect of accounting changes, which was recorded in the first six months of Fiscal 1994, and (3) a decrease in taxes of $40.6 million.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     Working capital at January 1, 1995, was $124.6 million, which was $16.4 million lower than at June 30, 1994. The primary reasons for this decrease included a $35.0 million reduction in cash, primarily required to service debt and meet operating cash requirements during the first six months, and a $7.6 million increase in accounts payable and other accrued liabilities. Partially offsetting this reduction was an increase of $11.1 million in inventories, reflecting acquisitions and efforts to reduce backlog, and a reduction in current income taxes payable of $17.3 million, which was reclassified to noncurrent income taxes.

     The Company's principal sources of liquidity are cash generated from operations and borrowings under its credit agreement. The Company also expects to generate cash from the sale of certain assets and liquidation of investments. Net assets held for sale at January 1, 1995, had a book value of $36.0 million and included several parcels of real estate in California and an 88 acre parcel of real estate located in Farmingdale, New York, which the Company plans to sell, lease or develop, subject to the resolution of environmental matters and market conditions. Included in long-term investments at January 1, 1995 is a contractual obligation for the Company to receive $15.9 million from an individual, which obligation has a net carrying amount of $9.2 million. The obligation in part, may be satisfied by 7.1% of the outstanding common stock of Bidermann Industries USA, Inc., a closely held company, held by the Company. In addition, the Company has attached substantially all of the individual's property. The individual filed for protection under Chapter 11 of the U.S. Bankruptcy Code on July 7, 1993. However, in the first quarter of Fiscal 1995, on motion of the Company, the Bankruptcy Court dismissed the Chapter 11 proceedings. The Company believes that liquidation of assets held or attached by the Company will be sufficient to recover the carrying amount of this investment. (See Note 9 to the Financial Statements).

     The Company's principal cash requirements include debt service, capital expenditures, acquisitions, payment of other liabilities, payment of dividends on preferred stock and other affiliated transactions.

     The level of the Company's capital expenditures varies from year to year, depending upon the timing of capital spending for new production equipment, periodic plant and facility expansion, acquisition of high growth companies, as well as cost reduction and labor efficiency programs. For the six month period January 1, 1995, capital expenditures, including the cost of acquisitions, were $20.5 million. The Company anticipates that total capital expenditures, including the cost of acquisitions, for the fiscal year ending June 30, 1995 will be approximately $31.6 million.

     Other liabilities that require the use of cash include post-employment benefits for retirees, environmental investigation and remediation obligations, and litigation settlements and related costs.

     The Company expects that cash on hand, cash generated from operations, borrowings and asset sales, and the ability to refinance portions of its debt, will be adequate to satisfy cash requirements.

     The Company's Credit Agreement requires the Company to comply with certain financial covenants, including achieving cumulative earnings before interest, taxes, depreciation and amortization, ("EBITDA Covenant"), and maintaining certain coverage ratios. The Company was in compliance with the Credit Agreement as of January 1, 1995. To comply with the minimum EBITDA Covenant requirements (as amended) FII's subsidiary, VSI, must earn for the
cumulative total of the trailing four quarters, EBITDA as follows:   $72.1
million for the third quarter of Fiscal 1995, $75.0 million for the fourth quarter of Fiscal 1995, $76.6 million for the first quarter of Fiscal 1996, and $78.4 million for the second quarter of Fiscal 1996. VSI's ability to meet the minimum requirements under the EBITDA Covenant in Fiscal 1995 is uncertain, and there can be no assurance that the Company will be able in the future to comply with the minimum requirements under the EBITDA Covenant and other financial covenants under the Credit Agreement. Noncompliance with any of the financial covenants, without cure or waiver, would constitute an event of default under the Credit Agreement. An event of default resulting from a breach of a financial covenant may result, at the option of lenders holding a majority of the loans, in acceleration of the principal and interest outstanding, and a termination of the revolving credit line. However, if necessary, management believes a waiver can be obtained.

     FII may transfer available cash as dividends to RHI if the purpose of such dividends is to provide TFC with funds necessary to meet its debt service requirements under specified notes and debentures. All other dividends from FII to the Company are subject to certain limitations under the Credit Agreement. As of January 1, 1995, FII was unable to provide dividends to the Company. The Credit Agreement also restricts FII from additional borrowings under the Credit Facilities for the payment of any dividends.

                         PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings


     Reference is made to Note 9 of Notes to Consolidated Financial
Statements.

Item 6.  Exhibits and Reports on Form 8-K

     None.


                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         For RHI HOLDINGS, INC.
                         (Registrant) and as its Chief
                         Financial Officer:


                         By:  Michael T. Alcox
                              Vice President and Chief Financial
                              Officer



Date:  February 10,  1995