Form 10-Q
period 1995-04-02
RHI HOLDINGS INC
filed 1995-05-12
CIK 83573

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                             --------------------
                                   FORM 10-Q
                             --------------------

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended April 2, 1995

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

                                                        Outstanding at
Class                                                    April 2, 1995
- -----                                                   ---------------
Common Stock, $1.00 par value                               100,000

Registrant meets the conditions set forth in general instructions H(1)(a) and
(b) of Form 10-Q and is therefore filing this form with reduced disclosure format.

             RHI HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES*

                                    INDEX

PART I.     FINANCIAL INFORMATION                                       Page

            Item 1.    Financial Statements

                       Condensed Consolidated Balance Sheets as of
                       April 2, 1995 (Unaudited) and June 30, 1994        3

                       Consolidated Statements of Earnings for
                       the Three and Nine Months Ended April
                       2, 1995 and April 3, 1994 (Unaudited)              5

                       Condensed Consolidated Statements of Cash
                       Flows for the Nine Months Ended April 2,
                       1995 and April 3, 1994 (Unaudited)                 6

                       Notes to Condensed Consolidated Financial
                       Statements (Unaudited)                             7


            Item 2.    Management's Discussion and Analysis
                       of Results of Operations and Financial
                       Condition                                         12

PART II.    OTHER INFORMATION

            Item 1.    Legal Proceedings                                 20

            Item 6.    Exhibits and Reports on Form 8-K                  20


*For purposes of Part I of this Form 10-Q, the term "Company" means RHI
 Holdings, Inc., and its subsidiaries, unless otherwise indicated. For purposes of Part II, the term "Company" means RHI Holdings, Inc. unless otherwise indicated.

                       PART 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements

             RHI HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES
                  CONDENSED CONSOLIDATED BALANCE SHEETS
                             (In thousands)
                                                  April 2,       June 30,
ASSETS                                             1995            1994
- ------                                         ------------    ------------
                                                (Unaudited)         (*)
Current Assets:
Cash and cash equivalents, $545 restricted...    $ 23,165        $ 94,220
Short-term investments.......................       4,077           6,578
Accounts receivable-trade, less allowances
  of $3,997 and $3,314.......................      95,304          73,376
Due from The Fairchild Corporation...........        --             1,305
Inventories:
   Finished goods............................      63,150          47,120
   Work-in-process...........................      29,953          30,907
   Raw materials.............................      14,777          11,988
                                                  -------         -------
                                                  107,880          90,015

Prepaid expenses and other current assets....      17,715          18,723
                                                  -------         -------
Total Current Assets.........................     248,141         284,217

Property, plant and equipment net of
  accumulated depreciation of $107,226 and
  $86,555....................................     171,981         171,245

Net assets held for sale.....................      30,431          35,134
Cost in excess of net assets acquired,
  (Goodwill) less accumulated amortization of
  $33,629 and $29,116........................     200,412         200,873
Investments and advances - affiliated
  companies..................................     108,175          77,581
Prepaid pension assets.......................      59,392          61,628
Other assets.................................      41,645          59,510
                                                  -------         -------
Total Assets.................................    $860,177        $890,188
                                                  =======         =======


*Condensed from audited financial statements.



The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

             RHI HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES
                  CONDENSED CONSOLIDATED BALANCE SHEETS
                             (In thousands)
                                                  April 2,       June 30,
LIABILITIES AND STOCKHOLDER'S EQUITY               1995            1994
- ------------------------------------           -------------   ------------
                                                (Unaudited)         (*)
Current Liabilities:
Bank notes payable and current maturities
 of long-term debt...........................    $ 17,816        $ 14,978
Accounts payable.............................      40,847          35,169
Accrued interest.............................       3,887          10,236
Other accrued liabilities....................      74,660          65,542
Income tax payable...........................        --            17,264
                                                  -------         -------
Total Current Liabilities....................     137,210         143,189


Long-term debt, less current maturities......     304,963         312,481
Other long-term liabilities..................      20,284          23,676
Retiree health care liabilities..............      49,478          51,189
Noncurrent income taxes......................      38,032          28,821
Minority interest in subsidiaries............      24,934          24,595
Redeemable preferred stock of subsidiary.....      18,176          18,932
                                                  -------         -------
Total Liabilities............................     593,077         602,883

Stockholder's Equity:

Common Stock.................................         100             100
Preferred Stock..............................         100             100
Paid-in capital..............................     229,435         229,297
Retained earnings............................      53,858          74,132
Cumulative translation adjustment............       6,882           3,346
Unrealized loss on noncurrent marketable
   equity securities, net of tax.............     (21,870)        (18,265)
Additional minimum liability for pensions,
   net of tax................................      (1,405)         (1,405)
                                                  -------         -------
Total Stockholder's Equity...................     267,100         287,305
                                                  -------         -------
Total Liabilities and Stockholder's Equity...    $860,177        $890,188
                                                  =======         =======


* Condensed from audited financial statements.



The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

             RHI HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited)
                             (In thousands)
                                          Three Months Ended        Nine Months Ended
                                         April 2,    April 3,      April 2,     April 3,
                                          1995        1994          1995         1994
                                        ----------  ----------    ----------   ----------
Revenue:
  Sales................................. $150,755    $112,836      $398,077     $332,157
  Other income (expense), net...........     (377)        486           652        2,387
                                          -------     -------       -------      -------
                                          150,378     113,322       398,729      334,544
Costs and Expenses:
  Cost of sales.........................  115,021      85,698       301,693      256,182
  Selling, general & administrative.....   26,957      19,276        72,987       56,664
  Research and development..............    1,029         886         2,910        2,923
  Amortization of goodwill..............    1,497       1,458         4,511        4,469
  Restructuring.........................     --          --            --          9,903
  Unusual items.........................     --         3,200          --          3,200
                                          -------     -------       -------      -------
                                          144,504     110,518       382,101      333,341

Operating income........................    5,874       2,804        16,628        1,203

Interest expense........................   10,861      10,982        31,573       33,112
Interest income.........................   (1,245)     (1,246)       (3,433)      (1,626)
                                          -------     -------       -------      -------
Net interest expense....................    9,616       9,736        28,140       31,486

Investment income, net..................      139          43         3,061        6,668
Equity in earnings of affiliates........    1,294         535         2,400        1,103
Minority interest.......................     (839)       (575)       (2,112)      (1,764)
Non-recurring income....................     --           (23)         --        129,084
                                          -------     -------       -------      -------
Earnings (loss) from continuing
  operations before taxes...............   (3,148)     (6,952)       (8,163)     104,808

Income tax provision (benefit)..........      623      (1,793)        1,846       40,048
                                          -------     -------       -------      -------
Earnings (loss) from continuing
  operations............................   (3,771)     (5,159)      (10,009)      64,760
Loss on disposal of discontinued
  operations, net.......................     (215)       --            (265)        --
                                          -------     -------       -------      -------
Earnings (loss) before cumulative effect
  of accounting changes.................   (3,986)     (5,159)      (10,274)      64,760

Extraordinary items, net................     --          (147)         --           (147)

Cumulative effect of change in
  accounting for postretirement
  benefits, net.........................     --          --            --         (8,015)

Cumulative effect of change in
  accounting for income taxes, net......     --          --            --         (7,999)
                                          -------     -------       -------       -------
Net earnings (loss)..................... $ (3,986)   $ (5,306)     $(10,274)     $ 48,599
                                          =======     =======       =======       =======



The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

             RHI HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES
        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                               (In thousands)
                                                    Nine Months Ended
                                                  April 2,       April 3,
                                                    1995           1994
                                                ------------   ------------
Cash provided by (used for)
  Operations:
    Net earnings (loss).....................    $(10,274)       $ 48,599
    Cumulative effect of accounting changes,
      net...................................        --            16,014
    Depreciation and amortization...........      27,447          25,084
    Accretion of discount on long-term
      liabilities...........................       2,417           2,740
    Adjustments for other non-cash charges..       2,112           9,534
    Undistributed earnings of affiliates....      (2,050)         (1,103)
    Gain on sale of Rexnord investment......        --          (129,084)
    Loss on sale of fixed assets............         315             169
    Changes in assets and liabilities.......     (30,185)         17,455
                                                 -------         -------
    Cash used for operations................     (10,218)        (10,592)

  Investments:
    Capital expenditures....................     (13,510)         (9,401)
    Proceeds received from sale of Rexnord
      investment............................        --           178,091
    Proceeds received from (used for)
      investment securities, net............       5,555          (1,182)
    Investments in affiliates...............     (33,487)           --
    Business acquisitions...................     (12,061)           --
    Changes in net assets held for sale.....       3,712            (650)
    Proceeds from sale of fixed assets......       1,102             326
    Other, net..............................        --               101
                                                 -------         -------
    Cash provided by (used for) investments.     (48,689)        167,285

  Financing:
    Issuance of debt........................       7,017          57,335
    Debt repayments, net....................     (11,202)       (145,891)
    Dividends...............................     (10,000)         (1,007)
    Capital contribution from TFC...........        --             3,382
                                                 -------         -------
    Cash used for financing.................     (14,185)        (86,181)

Effect of exchange rate changes on cash.....       2,037            (304)
Net increase (decrease) in cash.............     (71,055)         70,208
Cash and cash equivalents, beginning of
    period..................................      94,220          42,838
                                                 -------         -------
Cash and cash equivalents, end of period....    $ 23,165        $113,046
                                                 =======         =======


The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

             RHI HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)

Note 1 - Financial Statements

     The consolidated balance sheet as of April 2, 1995 and the consolidated statements of earnings and cash flows for the nine months ended April 2, 1995 and April 3, 1994 have been prepared by the Company, without audit. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at April 2, 1995 and for all periods presented have been made. The balance sheet at June 30, 1994 was condensed from audited financial statements as of that date.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 1994 Form 10-K. The results of operations for the period ended April 2, 1995 are not necessarily indicative of the operating results for the full year. Certain amounts in prior years' quarterly financial statements have been reclassified to conform to the current presentation.

Note 2 - Acquisitions

     On June 10, 1994, the Company acquired 100% of the Common Stock of Convac GmbH ("Convac") for approximately $4,700,000. Convac GmbH is a leading designer and manufacturer of high precision state-of-the-art wet processing tools, equipment and systems required for the manufacture of semiconductor chips and related products, compact and optical storage discs and liquid crystal displays. The Company reports the results of Convac as part of its Industrial Products segment.

     On September 9, 1994, the Company acquired all of the outstanding Common Stock of Scandinavian Bellyloading Company AB ("SBC"). SBC is the designer and manufacturer of patented cargo loading systems, which are installed in the cargo area of commercial aircraft. Several major airlines are expected to equip existing fleets with the SBC system over the next three to four years. The Company reports the results of SBC as part of its Industrial Products segment.

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

Note 3 - Restricted Cash

     The Company had approximately $545,000 of restricted cash on April 2, 1995 and June 30, 1994, all of which is maintained as collateral for certain debt facilities.

Note 4 - Summarized Statement of Earnings Information

     The following table presents summarized statement of earnings information on a 100% basis of Banner Aerospace, Inc. ("Banner") and Nacanco Paketleme ("Nacanco"), the Company's principal investments, which are accounted for using the equity method.

                                                 Nine Months Ended
(In thousands)                             ----------------------------
                                             April 2,       April 3,
                                               1995           1994
                                           ------------   -------------
Net sales.................................   $192,688       $189,479
Gross profit..............................     65,197         66,672
Earnings from continuing operations.......      6,214         13,482
Net earnings..............................      6,214         12,493

     The Company owns approximately 47.2% of Banner common stock, which is included in investments and advances-affiliated companies. The Company recorded equity earnings of $1,627,000 and $1,307,000 for the nine months ended April 2, 1995 and April 3, 1994, respectively, from this investment.
At the close of trading on March 31, 1995, Banner stock was quoted at $4.00 per share. Based on this price the Company's equity investment in Banner had an approximate market value of $33,953,000 versus a carrying value of $54,686,000. The Company does not believe that this decline in market value is a permanent impairment.

     On January 18, 1995, the Company purchased approximately a 26.7% ownership interest in Nacanco common stock for $13,000,000 from the Company's parent, The Fairchild Corporation ("TFC"). The Company recorded equity earnings of $514,000, which represents the Company's share of estimated earnings subsequent to the stock purchase. Equity earnings prior to the stock purchase were recorded by TFC.

     On December 23, 1993, the Company completed the sale of its 43.9% stock interest in Rexnord Corporation ("Rexnord") to BTR Dunlop Holdings, Inc. ("BTR") for $22.50 per share. Accordingly, the Company received $181,873,000 in gross proceeds and realized a pre-tax gain on the sale of $129,084,000 for the nine months ended April 3, 1994. Prior to the sale of Rexnord, the Company recorded an equity loss of $906,000 on this investment for the nine month period ended April 3, 1994.

     In connection with the sale of its interest in Rexnord, the Company has placed shares of Banner, with a fair market value of $25,000,000, in escrow to secure the Company's indemnification of BTR against a contingent liability. Once the contingent liability is resolved the escrow will be released.

Note 5 - Revolving Credit Facility

     On August 18, 1994, VSI Corporation's (an indirect subsidiary of the Company) revolving credit facility was reduced by $9,250,000 to provide a total available facility of $50,250,000, of which $38,999,000 was available on April 2, 1995. In addition, (1) the borrowing rate was increased by 1.0% to generally bear interest at 3.75% over the London Interbank Offer Rate, and
(2) the commitment fee charged on the unused portion of the revolving credit facility was increased to 1.0%.

Note 6 - Minority Interest in Consolidated Subsidiaries

     The Company includes $23,968,000 and $23,981,000 of minority interest on its balance sheet at April 2, 1995 and June 30, 1994, respectively, which is represented by the Series C Preferred Stock of Fairchild Industries, Inc. ("FII"), a majority owned subsidiary. The Series C Preferred Stock has an annual dividend requirement of $4.25 per share through July 21, 1999 and $7.00 per share thereafter. During the nine months ended April 2, 1995, the Company purchased 300 shares of FII's Series C Preferred Stock. Effectively, there were 557,260 and 557,560 shares authorized, issued and outstanding at April 2, 1995 and June 30, 1994, respectively.

Note 7 - Redeemable Preferred Stock of Subsidiary

     The Company has classified the outstanding shares of Series A Preferred Stock of FII as a long-term liability. The Series A Preferred Stock has a mandatory redemption value of $45.00 per share and an annual dividend requirement of $3.60 per share. During the nine months ended April 2, 1995, the Company repurchased 16,800 shares of FII's Series A Preferred Stock. Effectively, there were 403,901 and 420,701 shares authorized, issued and outstanding at April 2, 1995 and June 30, 1994, respectively.

Note 8 - Dividend Paid to Parent

     During the nine months ended April 2, 1995 and April 3, 1994, the Company paid dividends of $10,000,000 in each period to TFC. The Fiscal 1995 dividends were paid in cash. The Fiscal 1994 dividend was paid primarily in the Company's debentures in lieu of cash.

Note 9 - Commitments and Contingencies

Lease Guaranties
- ----------------

     In connection with the sale of Metro Credit Corporation, the Company remained contingently liable as a guarantor of the payment and performance of obligations of third party lessees under aircraft leases, which call for aggregate annual base lease payments of approximately $3,454,000 in Fiscal 1995, and approximately $8,806,000 over the remaining 4-year guaranty period. In each case, the Company has been indemnified by the purchasers and lessors from any losses related to such guaranties.

Government Claims
- -----------------

     Following an investigation by the Inspector General of NASA, the civil division of the United States Department of Justice alleged improprieties in years 1982 and 1984 through 1986, in indirect costs rates and labor charging practices of a former subsidiary of the Company. The Company settled these claims with the Department of Justice and agreed to pay $5,000,000, payable in six equal semi-annual installments, with interest at 6.0% per year. The first installment was made in the second quarter of Fiscal 1995. The unpaid balance is collateralized by certain excess real estate.

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
- -------------------------------------------------
    RESULTS OF OPERATIONS AND FINANCIAL CONDITION
    ---------------------------------------------

     Item 2 of Form 10-Q is omitted in accordance with General Instruction H(i)(a) and (b), Omission of Information by Certain Wholly-Owned
Subsidiaries. Management's narrative analysis of the results of operations is furnished in lieu thereof:

MANAGEMENT'S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS
- ------------------------------------------------------------

     RHI Holdings, Inc. (the "Company"), formerly known as Rexnord Holdings Inc., is essentially a holding company incorporated in the State of Delaware. It has two operating subsidiaries, Fairchild Industries, Inc. ("FII") and Fairchild Convac ("Convac"). The Company's operations are conducted through Convac and VSI Corporation ("VSI"), which is a wholly-owned subsidiary of FII. The Company is a wholly-owned subsidiary of The Fairchild Corporation ("TFC"). The Company also holds a significant equity interest in Banner Aerospace, Inc. and Nacanco Paketleme ("Nacanco").

RESULTS OF OPERATIONS

     The Company currently operates in three principal business segments:
Aerospace Fasteners, Industrial Products and Communications Services. Set forth below is a comparison of the results from continuing operations of the Company for the three and nine month periods ended April 2, 1995 and April 3, 1994.

(In thousands)                             Three Months Ended        Nine Months Ended
                                         April 2,      April 3,    April 2,     April 3,
                                           1995         1994         1995         1994
                                        ----------   -----------  ----------   ----------
Sales by Business Segment:
   Aerospace Fasteners................   $ 56,684    $ 50,619      $162,089     $152,643
   Industrial Products................     59,616      43,208       159,023      123,922
   Communications Services............     34,455      19,009        76,965       55,592
                                          -------     -------       -------      -------
Total.................................   $150,755    $112,836      $398,077     $332,157
                                          =======     =======       =======      =======
Operating Income (loss) by
Business Segment:
   Aerospace Fasteners................   $ (3,573)   $ (5,177)     $ (5,722)    $(23,208)
   Industrial Products................      8,067       6,086        17,017       15,983
   Communications Services............      5,172       4,153        13,423       12,198
                                          -------     -------       -------      -------
Total.................................      9,666       5,062        24,718        4,973

   Corporate administrative expense...     (3,004)     (2,507)       (7,356)      (5,582)
   Other corporate income (expense)...       (788)        249          (734)       1,812
                                          -------     -------       -------      -------
Operating income......................      5,874       2,804        16,628        1,203

Net interest expense..................     (9,616)     (9,736)      (28,140)     (31,486)
Investment income, net................        139          43         3,061        6,668
Equity in earnings of affiliates......      1,294         535         2,400        1,103
Minority interest.....................       (839)       (575)       (2,112)      (1,764)
Non-recurring income..................       --           (23)         --        129,084
                                          -------     -------       -------      -------
Earnings (loss) from continuing
 operations before income taxes.......     (3,148)     (6,952)       (8,163)     104,808
Income tax provision (benefit)........        623      (1,793)        1,846       40,048
                                          -------     -------       -------      -------
Earnings (loss) from continuing
  operations..........................   $ (3,771)   $ (5,159)     $(10,009)    $ 64,760
                                          =======     =======       =======      =======

General
- -------

     Overall sales increased by 33.6% in the third quarter and 19.8% for the nine month period of Fiscal 1995 compared to sales for the same periods in Fiscal 1994, which reflected stronger sales performances from all three business segments.

    Operating income increased $3.1 million in the third quarter and $15.4 million for the nine month period of Fiscal 1995 compared to operating income for the same periods in Fiscal 1994. During the Fiscal 1995 current quarter and nine month periods operating losses decreased significantly in the Aerospace Fasteners segment primarily due to the Fiscal 1994 nine month period having included a restructuring charge of $9.9 million recorded in the second quarter of Fiscal 1994 and a $3.2 million charge for earthquake damage and related business interruption occurring in the third quarter of Fiscal 1994. Operating income was up in both the Industrial Products segment and the Communications Services segment in both current year periods. (See discussion below).

Aerospace Fasteners
- -------------------

     Sales in the Aerospace Fasteners segment increased 12.0% in the third quarter and 6.2% for the nine month period ended April 2, 1995, compared to the corresponding Fiscal 1994 periods, primarily resulting from aggressive management efforts during the nine month period to reduce backlog caused by quality problems and earthquake disruption, which are diminishing.

     Operating losses in the Aerospace Fasteners segment decreased $1.6 million in the third quarter and $17.5 million for the Fiscal 1995 nine month period over the corresponding Fiscal 1994 periods; however, this segment continues to be affected by soft demand and severe price erosion and higher quality control costs resulting from customers' requirements. The Fiscal 1995 third quarter loss resulted primarily from excess costs incurred to reduce the past due sales backlog, which includes many orders of small quantities at low profit margins. Certain products have yielded negative margins due to labor inefficiencies and low prices. Management is taking steps to cancel any such orders remaining in the backlog unless improved pricing can be negotiated. Management will also continue to reduce the capacity of the Aerospace Fasteners segment as necessary to bring the breakeven point in line with demand. These actions may result in further restructuring charges in the future. A restructuring charge of $9.9 million was recorded in the prior year second quarter period for nonrecurring costs related to exiting certain aircraft engine bolt lines and $3.2 million in the prior year third quarter for earthquake loss (see below).

     On January 17, 1994, the Company's Chatsworth, California Aerospace Fasteners manufacturing facility suffered extensive damage from the Southern California Earthquake. This disruption caused increased costs and reduced revenues in Fiscal 1994 and has negatively affected Fiscal 1995 as well. While the Company carries insurance for both business interruption and property damage caused by earthquakes, the policy has a 5% deductible. The Company recorded an unusual pretax loss in Fiscal 1994 of $4.0 million ($3.2 million in the nine month period ended April 3, 1994) to cover the currently estimated net cost of the damages and business interruption caused by the earthquake. Included in prepaids and other current assets is an insurance claim receivable of $4.9 million for recoverability of costs related to business interruption and property damage.

Industrial Products
- -------------------

     Sales in the Industrial Products segment increased 38.0% in the third quarter and 28.3% in the Fiscal 1995 first nine months, compared to the same Fiscal 1994 periods. $11.6 million of the net increase in sales in the nine month period was at the D-M-E Company ("D-M-E"), which provides tooling to the plastics industry, and reflects customer response to the fast delivery programs, new products, and growth of the domestic economy. Domestic demand for tooling for plastics has been strong while foreign demand has shown signs of improvement principally reflecting the strengthening European economy. Expansion into selected new foreign markets is being pursued and appears to have potential. Also included in the Industrial Products segment were sales from Convac, a semiconductor equipment manufacturing company acquired at the end of Fiscal 1994, another small acquisition made early in Fiscal 1995 and Fairchild Data Corporation. The combined sales of these companies was $16.0 million in the third quarter and $34.1 million in the Fiscal 1995 first nine months.

     Operating income in the Industrial Products segment increased 32.6% in the third quarter and 6.5% in the first nine months of Fiscal 1995, compared to the same periods in Fiscal 1994. D-M-E operating income increased 24.1% in the Fiscal 1995 current quarter. The remaining increase in operating income in the current quarter compared to the Fiscal 1994 third quarter resulted from an increase at Fairchild Data Corporation and the inclusion of Convac and another operation acquired in Fiscal 1995. A 24.5% improvement in operating income at D-M-E for the current nine month period was partially offset by operating losses from the other operations. The improved results at D-M-E resulted from a higher sales volume and improved operating margins. In recent years D-M-E has implemented several cost savings steps, including overhead reduction and improved inventory management programs, which have contributed to the higher operating margins. In addition, D-M-E has continued to implement improved manufacturing methods that have reduced cycle time and costs.

Communications Services
- -----------------------

     Sales in the Communications Services segment increased 81.3% in the third quarter and 38.4% in the first nine months of Fiscal 1995, compared with the same periods in Fiscal 1994, primarily due to the inclusion of sales from the JWP Telecom, Inc., ("JWP") acquisition made during the Fiscal 1995 second quarter, as well as sales to new customers, the addition of telecommunications franchises in new office buildings, and growth at existing sites.

     Operating income in the Communications Services segment increased 24.5% in the third quarter and 10.0% in the first nine months of Fiscal 1995, compared to the same periods in Fiscal 1994 primarily due to increased sales resulting from the reasons given above and related economies of scale.

Other Expense/Income
- --------------------

     Corporate Administrative Expense - FII's and TFC's staff perform work on behalf of the Company, which is charged out monthly based on the estimated level of effort. Corporate administrative expense increased 19.8% in the current third quarter and 31.8% in the current nine month period compared to the same periods in the prior year. This increase in the current year periods was primarily due to increased FII and TFC staff involvement on behalf of the Company and its subsidiaries. Management believes that the corporate administrative expense of the Company would be higher if it operated as a separate independent entity.

     Other Corporate Income - Other corporate income decreased $1.0 million in the third quarter, and $2.5 million in the nine months ended April 2, 1995, compared to the same period in the prior year, primarily due to increased carrying costs incurred on net assets held for sale in Fiscal 1995. Also in the Fiscal 1994 nine month period, gains were realized on corporate real estate sold.

     Net Interest Expense - Net interest expense decreased 10.6% in the nine month period ended April 2, 1995, compared to the prior year period. The Fiscal 1995 nine month decline was due primarily to lower borrowings and higher interest income during the Fiscal 1995 period.

     Investment income, net - Investment income was up slightly in the third quarter, but decreased by $3.6 million in the first nine months, primarily as a result of recording larger gains realized on the settlement and liquidation of investments in Fiscal 1994, compared to Fiscal 1995. Also included in the Fiscal 1995 nine month periods were $.3 million of dividends realized on participating annuity contracts, compared to $2.8 million in the corresponding Fiscal 1994 period.

     Equity in earnings of affiliates increased $1.3 million in the Fiscal 1995 first nine months compared to the prior year period. The Fiscal 1994 first nine months included a $2.9 million after tax restructuring charge for Rexnord Corporation, prior to the Company selling its interest in Rexnord Corporation. Both current year periods include no earnings or losses for Rexnord Corporation.

     Minority interest expense includes dividend expense on FII's Series C Preferred Stock.

     Non-Recurring Income - Non-recurring income in the Fiscal 1994 nine month period includes the net pre-tax gain of $129.1 million on the Company's 43.9% stock interest in Rexnord Corporation, which was sold to BTR Dunlop Holdings, Inc. for $22.50 per share on December 23, 1993.

     Income taxes - In the first nine months of Fiscal 1995, the Company recorded a tax provision of $1.8 million on a pretax loss of $8.2 million. A tax provision resulted rather than a tax benefit largely due to the amortization of goodwill, which is not deductible for tax purposes.

Accounting Changes:
- -------------------

     1) Postretirement Benefits - Using the immediate recognition method, the Fiscal 1994 first nine months after-tax charge to earnings for the cumulative effect of the accounting change was $.5 million, which represents the unamortized portion of an overstated liability for discontinued operations which substantially offset the transition obligation for active employees and retirees of continuing operations. In addition, in the Fiscal 1994 first nine months, a $7.5 million charge, net of the Company's related tax benefit, was recorded for the Company's share of Rexnord Corporation's cumulative charge resulting from this change in accounting.

     2) Accounting for Income Taxes - The Company elected the immediate recognition method and recorded, in the Fiscal 1994 first nine months, a $7.5 million charge, representing the cumulative effect on prior years. This charge represents deferred taxes related primarily to fixed assets, prepaid pension expenses, and inventory differences. In addition, a $.5 million charge was recorded for the Company's share of Rexnord Corporation's cumulative charge resulting from this accounting change.

     Net Earnings (Loss) - The net earnings (loss) decreased $58.9 million in the first nine months of Fiscal 1995, compared to the first nine months of Fiscal 1994, primarily due to the $129.1 million net pre-tax gain recognized from the sale of Rexnord Corporation in the Fiscal 1994 nine month period. Partially offsetting the decrease were: (1) the $15.4 million increase in operating income in the first nine months of Fiscal 1995, (2) the $16.0 million charge, net of tax, for the cumulative effect of accounting changes, which was recorded in the first nine months of Fiscal 1994, and (3) a decrease in taxes of $38.2 million.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     Working capital at April 2, 1995, was $110.9 million, which was $30.1 million lower than at June 30, 1994. The primary reasons for this decrease included a $71.1 million reduction in cash, primarily required to service debt and meet operating cash requirements during the first nine months, and a $14.8 million increase in accounts payable and other accrued liabilities, primarily the result of acquisitions. Partially offsetting this reduction was an increase of $39.8 million in accounts receivable and inventories, reflecting acquisitions, slower customer payments, inventory build and increased sales to reduce backlog, and a reduction in current income taxes payable of $17.3 million, which was reclassified to noncurrent income taxes.

     The Company's principal sources of liquidity are cash generated from operations and borrowings under its credit agreement. The Company also expects to generate cash from the sale of certain assets and liquidation of investments. Net assets held for sale at April 2, 1995, had a book value of $30.4 million and included two parcels of real estate in California and an 88 acre parcel of real estate located in Farmingdale, New York, which the Company plans to sell, lease or develop, subject to the resolution of environmental matters and market conditions. In March 1995, the Company sold one parcel in California for $5.2 million. Included in long-term investments at April 2, 1995 is a contractual obligation for the Company to receive $16.3 million from an individual, which obligation has a net carrying amount of $9.2 million. The obligation in part, may be satisfied by 7.1% of the outstanding common stock of Bidermann Industries USA, Inc., a closely held company, held by the Company. In addition, the Company has attached substantially all of the individual's property. The individual filed for protection under Chapter 11 of the U.S. Bankruptcy Code on July 7, 1993. However, in the first quarter of Fiscal 1995, on motion of the Company, the Bankruptcy Court dismissed the Chapter 11 proceedings. The Company believes that liquidation of assets held or attached by the Company will be sufficient to recover the carrying amount of this investment. (See Note 9 to the Financial Statements).

     The Company's principal cash requirements include debt service, capital expenditures, acquisitions, payment of other liabilities, payment of dividends on preferred stock and other affiliated transactions.

     The level of the Company's capital expenditures varies from year to year, depending upon the timing of capital spending for new production equipment, periodic plant and facility expansion, acquisition of high growth companies, as well as cost reduction and labor efficiency programs. For the nine month period April 2, 1995, capital expenditures, including the cost of acquisitions, were $25.6 million. The Company anticipates that total capital expenditures, including the cost of acquisitions, for the fiscal year ending June 30, 1995 will be approximately $31.6 million.

     Investments and advances in affiliated companies increased $30.6 million primarily resulting from the Nacanco common stock purchased from TFC, a $20.5 million investment in TFC's outstanding debt and recording equity earnings. Offsetting these increases was a $5.5 million decline in market value of the Company's investment in TFC stock.

     Other assets declined $17.9 million, primarily due to reclassifying noncurrent taxes to the noncurrent tax liability caption on the balance sheet.

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

     The Company's Credit Agreement requires the Company to comply with certain financial covenants, including achieving cumulative earnings before interest, taxes, depreciation and amortization, ("EBITDA Covenant"), and maintaining certain coverage ratios. The Company was in compliance with the Credit Agreement as of April 2, 1995. To comply with the minimum EBITDA Covenant requirements (as amended) FII's subsidiary, VSI, must earn for the
cumulative total of the trailing four quarters, EBITDA as follows:   $75.0
million for the fourth quarter of Fiscal 1995, $76.6 million for the first quarter of Fiscal 1996, $78.4 million for the second quarter of Fiscal 1996, and $80.1 million for the third quarter of Fiscal 1996. VSI's ability to meet the minimum requirements under the EBITDA Covenant in Fiscal 1995 is uncertain, and there can be no assurance that the Company will be able in the future to comply with the minimum requirements under the EBITDA Covenant and other financial covenants under the Credit Agreement. Noncompliance with any of the financial covenants, without cure or waiver, would constitute an event of default under the Credit Agreement. An event of default resulting from a breach of a financial covenant may result, at the option of lenders holding a majority of the loans, in acceleration of the principal and interest outstanding, and a termination of the revolving credit line. However, if necessary, management believes a waiver can be obtained.

     FII may transfer available cash as dividends to the Company if the purpose of such dividends is to provide TFC with funds necessary to meet its debt service requirements under specified notes and debentures. All other dividends from FII to the Company are subject to certain limitations under the Credit Agreement. As of April 2, 1995, FII was unable to provide dividends to the Company. The Credit Agreement also restricts FII from additional borrowings under the Credit Facilities for the payment of any dividends.

IMPACT OF FUTURE ACCOUNTING CHANGES

Accounting For The Impairment Of Long-Lived Assets
- --------------------------------------------------
And For Long-Lived Assets To Be Disposed Of
- -------------------------------------------

     In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 ("SFAS No. 121") "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". SFAS No. 121 establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used for long-lived assets and certain identifiable intangibles to be disposed of. The Company is currently analyzing the new standard to determine the timing and effect, if any, on its consolidated financial statements. SFAS No. 121 is required to be implemented by the Company on, or before, July 1, 1996.

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



Date:  May 12, 1995