Form 10-K
period 1995-06-30
RHI HOLDINGS INC
filed 1995-09-26
CIK 83573

SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                             --------------------
                                   FORM 10-K
                             --------------------

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

For the year ended June 30, 1995         Commission File Number:  1-373
                   -------------                                  -----

                             RHI HOLDINGS, INC.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

          Delaware                                   34-1545939
- ------------------------------                    -------------------
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                    Identification No.)

Washington Dulles International Airport
 300 West Service Road, P.O. Box 10803
         Chantilly, Virginia                            22021-9998
- ----------------------------------------                ----------
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

DOCUMENTS INCORPORATED BY REFERENCE:   None
                                       ----
     The Exhibit index is located on page 58.

                              RHI HOLDINGS, INC.
                                   INDEX TO
                          ANNUAL REPORT ON FORM 10-K
                         FOR YEAR ENDED JUNE 30, 1995

PART I                                                                 Page

     Item 1.    Business . . . . . . . . . . . . . . . . . . . . . . .   4

     Item 2.    Properties . . . . . . . . . . . . . . . . . . . . . .   7

     Item 3.    Legal Proceedings  . . . . . . . . . . . . . . . . . .   8

     Item 4.    Submission of Matters to a Vote of Stockholders  . . .  10

PART II

     Item 5.    Market for the Company's Common Equity and Related
                Stockholder Matters. . . . . . . . . . . . . . . . . .  11

     Item 6.*   Selected Financial Data  . . . . . . . . . . . . . . .  11

     Item 7.    Management's Discussion and Analysis of Results of
                Operations and Financial Condition . . . . . . . . . .  11

     Item 8.    Financial Statements and Supplementary Data  . . . . .  19

     Item 9.    Disagreements on Accounting and Financial Disclosure .  57

PART III

     Item 10.*  Directors and Executive Officers of the Registrant . .  57

     Item 11.*  Executive Compensation . . . . . . . . . . . . . . . .  57

     Item 12.*  Security Ownership of Certain Beneficial Owners and
                Management . . . . . . . . . . . . . . . . . . . . . .  57

     Item 13.*  Certain Relationships and Related Transactions . . . .  57

PART IV

     Item 14.   Exhibits, Financial Statements Schedules and Reports
                on Form 8-K  . . . . . . . . . . . . . . . . . . . . .  58


*Item of Form 10-K is omitted in accordance with General Instruction J, Omission of Information by Certain Wholly-Owned Subsidiaries.

                                  PART I
                                  ------

ITEM 1.  BUSINESS
- -----------------

     Item 1 of Form 10-K is omitted in accordance with General Instruction J(2)(d), Omission of Information by Certain Wholly-Owned Subsidiaries. A brief description of the business done by RHI Holdings, Inc. and its subsidiaries is furnished in lieu thereof:

(a)  Brief Description
     -----------------

     RHI Holdings, Inc. (the "Company"), formerly known as Rexnord Holdings Inc., is primarily a holding company incorporated in Delaware. It has two subsidiaries, Fairchild Industries, Inc. ("FII") and Convac GmbH ("Convac"). As used herein, the term "Company" refers to RHI Holdings, Inc. and its subsidiaries, unless otherwise indicated. The Company is a wholly-owned subsidiary of The Fairchild Corporation ("TFC"). The Company also holds significant equity interests in Banner Aerospace, Inc. ("Banner"), which is a leading international distributor to the aerospace industry, and Nacanco Paketleme ("Nacanco"), which manufactures customized cans for soft drinks and beer in Turkey.

     The Company conducts its operations primarily through a wholly-owned subsidiary of FII, VSI Corporation ("VSI"), in three business segments:
Aerospace Fasteners, Industrial Products and Communications Services. The Aerospace Fasteners segment designs, manufactures and markets high performance, specialty fastening systems, primarily for aerospace applications. The Industrial Products segment includes (i) D-M-E Company ("DME") which designs, manufactures and markets tooling and electronic control systems for the plastic injection molding and die casting industries,
(ii) Fairchild Data Corporation ("Data") a supplier of modems, (iii) Convac, a subsidiary acquired in June 1994, which is a leading designer and manufacturer of wet processing tools, equipment and systems required for the manufacture of semiconductor chips and related products and for compact and optical storage disks and flat panel displays, and (iv) Scandinavian Bellyloading Company AB ("SBC") acquired in September, 1994. SBC is the designer and manufacturer of patented cargo loading systems, which are installed in the cargo area of commercial aircraft. The Communications Services segment furnishes telecommunications services and equipment to tenants of commercial office buildings, and sells, installs, and maintains telecommunications systems for business and government users. For a comparison of the sales of each of the Company's three business segments for each of the last three fiscal years, see "Management Discussion and Analysis of Results of Operations and Financial Condition".

Fiscal 1995 Developments
- ------------------------

     Overall sales increased by 22.8% in Fiscal 1995, compared to sales in Fiscal 1994, which reflected stronger sales performances from all three business segments.

     Operating income was $15.5 million in Fiscal 1995, compared to an operating income of $0.5 million in Fiscal 1994. Operating income in the current year was up in both the Industrial Products segment and the Communications Services segment. The Aerospace Fasteners segment reported an operating loss of $14.1 million in Fiscal 1995, compared to a loss of $32.2 million in Fiscal 1994.

     The Fiscal 1995 loss in the Aerospace Fasteners segment resulted primarily from excess costs incurred to reduce the past due sales backlog, which included many orders of small quantities at low profit margins. Certain products have yielded negative margins due to labor inefficiencies and low prices. Management has taken steps to cancel any such orders remaining in the backlog unless improved pricing can be negotiated. Significant provisions for excess and slow moving inventory were also recorded in Fiscal 1995 contributing to the operating loss. Management will also continue to reduce the capacity of the Aerospace Fasteners segment as necessary to bring the breakeven point in line with demand. These actions may result in further restructuring charges in the future. Restructuring charges of $18.9 million and $15.5 million were recorded in the Fiscal 1994 and Fiscal 1993 periods, respectively, for nonrecurring costs related to exiting certain aircraft engine bolt lines, the consolidation of a major manufacturing facility and further downsizing. An unusual loss of $4.0 million was recorded in the Fiscal 1994 period for earthquake damage.

Aerospace Fasteners
- -------------------

     The Company, through its Aerospace Fasteners segment, is a leading worldwide manufacturer and supplier of fastening systems used in the construction and maintenance of commercial and military aircraft. The Aerospace Fasteners segment accounted for 40.2% of total Company sales for the year ended June 30, 1995.

Industrial Products
- -------------------

     The Industrial Products segment consists primarily of three distinct companies operating under the trade names DME, Data and Convac. DME is a leading manufacturer and supplier of tooling and electronic control products for the plastics injection molding industry worldwide. Data is a supplier of modems for use in high-speed digitized voice and data communications. Convac is a leading designer and manufacturer of wet processing tools, equipment and systems required for the manufacture of semiconductor chips and related products and for compact and optical storage discs and flat panel displays. The Industrial Products segment accounted for 39.9% of total Company sales for the year ended June 30, 1995.

Communications Services
- -----------------------

     Fairchild Communications Services Company provides telecommunications equipment and services to tenants of commercial office buildings, under the trade name Telecom 2000 Services. As a result of its acquisition of JWP Telecom, Inc. in the second fiscal quarter, Fairchild Communications also sells, installs, and maintains telecommunications systems for business and government customers, under the name Telecom 2000 Systems. Fairchild Communications was founded as a start-up venture in 1985 and has grown rapidly through expansions and acquisitions. Sales have grown from $1.4 million in Fiscal 1986 to $110 million in Fiscal 1995. Approximately $80 million of such increase was attributable to acquisitions (determined on an annualized basis at the date of acquisition), primarily the acquisition of the telecommunication assets of Amerisystems and JWP Telecom, Inc. The Communications Services segment accounted for 19.9% of total Company sales for the year ended June 30, 1995.

Foreign Operations
- ------------------

     The Company's operations are located primarily in the United States and Europe. Inter-area sales are not significant to the total revenue of any geographic area. Export sales are made by U.S. subsidiaries and divisions to customers in non-U.S. countries, whereas foreign sales are made by the Company's non-U.S. subsidiaries. For the Company's sales results by geographic area and export sales, see Note 18 of the Company's consolidated financial statements included in Item 8, Financial Statements and Supplementary Data.

Major Customers
- ---------------

     No single customer accounted for more than 10% of consolidated sales in any of the Company's business segments for the year ended June 30, 1995.

Backlog of Orders
- -----------------

    Backlog is significant in the Company's Aerospace Fasteners segment, due to long-term production requirements of its customers. Backlog of unfilled orders is not material in the Industrial Products segment and the Communications Services segment, where most orders are filled within a few weeks.

     The Company's backlog of orders as of June 30, 1995 in the Aerospace Fasteners, Industrial Products and Communications Services segments amounted to $100.6 million, $41.3 million and $4.2 million, respectively. The Company anticipates that approximately 88.1% of the aggregate backlog at June 30, 1995 will be delivered by June 30, 1996.

Suppliers
- ---------

     The Company does not consider itself to be materially dependent upon any one supplier, but is dependent upon a wide range of subcontractors, vendors and suppliers of materials to meet its commitments to its customers.

Research and Patents
- --------------------

     The Company's research and development activities have included: applied research; development of new products; testing and evaluation of, and improvements to, existing products; improvements in manufacturing techniques and processes; development of product innovations designed to meet government safety and environmental requirements; and development of technical services for manufacturing and marketing. The Company's sponsored research and development expenditures amounted to $4,100,000, $3,940,000 and $3,262,000 for the years ended June 30, 1995, 1994 and 1993, respectively. The Company owns patents relating to the design and manufacture of certain of its products and is a licensee of technology covered by the patents of other companies. The Company does not believe that any of its business segments are dependent upon any single patent.

Personnel
- ---------

    As of June 30, 1995, the Company had approximately 3,800 employees. Approximately 5% of these employees were covered by collective bargaining agreements. The Company believes that its relations with its employees are good.

Environmental Matters
- ---------------------

     See discussion of Environmental Matters under Item 3 "Legal Proceedings" below.

ITEM 2.   PROPERTIES
- --------------------

     As of June 30, 1995, the Company owned or leased properties totaling approximately 1,739,000 square feet, approximately 1,164,000 square feet of which was owned and 575,000 square feet was leased. The Aerospace Fasteners segment's properties consisted of approximately 677,000 square feet, with principal operating facilities of approximately 535,000 square feet concentrated in southern California. The Industrial Products segment's properties consisted of approximately 783,000 square feet, with principal operating facilities of approximately 451,000 square feet located in Arizona, Michigan, Pennsylvania and Belgium.

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

     The following table sets forth the location of the larger properties used in the continuing operations of the Company, their square footage, the business segment or groups they serve and their primary use. Each of these properties owned or leased by the Company is, in management's opinion, generally well maintained, is suitable to support the Company's business and is adequate for the Company's present needs. All of the Company's occupied properties are maintained and updated on a regular basis.

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

     Information concerning long-term rental obligations of the Company at June 30, 1995, is set forth in Note 17 to the Company's consolidated financial statements, included in Item 8 Financial Statements and Supplementary Data.

ITEM 3.   LEGAL PROCEEDINGS
- ---------------------------

Government Claims
- -----------------

     The Corporate Administrative Contracting Officer (the "ACO"), based upon the advice of the United States Defense Contract Audit Agency, has made a determination that FII did not comply with Federal Acquisition Regulations and Cost Accounting Standards in accounting for (i) the 1985 reversion to FII of certain assets of terminated defined benefit pension plans, and (ii) pension costs upon the closing of segments of FII's business. The ACO has directed FII to prepare a cost impact proposals relating to such plan terminations and segment closings and, following receipt of such cost impact proposals, may seek adjustments to contract prices. The ACO alleges that substantial amounts will be due if such adjustments are made. The Company believes it has properly accounted for the asset reversions in accordance with applicable accounting standards. The Company had discussions with the government to attempt to resolve these pension accounting issues.

Civil Litigation
- ----------------

     Maurice Bidermann Litigation
     ----------------------------

     The Company obtained a judgment in the United States District for the Southern District of New York, for $12,947,000, plus interest, against Maurice Bidermann ("Bidermann") for breach of an agreement under which Bidermann was to have acquired the Company's interest in Bidermann Industries USA, Inc. ("BIUSA"), for approximately $22,500,000, of which Bidermann paid $10,000,000, and then defaulted. On June, 1995, the Company settled this claim for approximately $12,000,000, in addition to the $10,000,000 previously collected, and transferred its interest in BIUSA to third parties.

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

     As of June 30, 1995, the consolidated total recorded liabilities of the Company for environmental matters totalled $14,087,000. As of June 30, 1995, the estimated probable exposures for these matters was $13,918,000. It is reasonably possible the Company's total exposure for these matters could be approximately $22,870,000.

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

RESULTS OF OPERATIONS

     The Company currently operates in three principal business segments:
Aerospace Fasteners, Industrial Products and Communications Services. Set forth below is a comparison of the results of the operations of the Company for the fiscal years ended June 30, 1995 ("Fiscal 1995") and June 30, 1994 ("Fiscal 1994"). This comparison relates solely to the continuing portions of the Company's business.

(In thousands)                          For the years ended June 30,
                                        ----------------------------
                                             1995          1994
                                          ---------     ----------
Sales by Business Segment:
Aerospace fasteners...............         $219,129      $203,456
Industrial products...............          217,596       166,499
Communications services...........          108,710        74,190
                                            -------       -------
Total                                      $545,435      $444,145
                                            =======       =======
Operating Income (Loss) by
  Business Segment:

Aerospace fasteners*..............         $(14,073)     $(32,208)
Industrial products...............           21,319        21,024
Communications services...........           18,498        16,483
                                            -------       -------
Total                                        25,744         5,299

Corporate administrative expense..           (9,902)       (8,023)
Other corporate (expense) income..             (321)        3,194
                                            -------       -------
Operating income..................         $ 15,521      $    470
                                            =======       =======

     *Includes restructuring charges of $18.9 million, and an unusual loss from earthquake damage and related business interruption of $4.0 million in Fiscal 1994.

FISCAL 1995 VERSUS FISCAL 1994

General
- -------

     Overall sales increased by 22.8% in Fiscal 1995, compared to sales in Fiscal 1994, which reflected stronger sales performances from all three business segments.

    Operating income increased $15.1 million in Fiscal 1995, compared to operating income in Fiscal 1994. During the Fiscal 1995, operating losses decreased significantly in the Aerospace Fasteners segment primarily due to the Fiscal 1994 period having included a restructuring charge of $18.9 million and a $4.0 million charge for earthquake damage and related business interruption. Operating income in the current year was up in both the Industrial Products segment and the Communications Services segment. (See discussion below).

Aerospace Fasteners
- -------------------

     Sales in the Aerospace Fasteners segment increased 7.7% in Fiscal 1995, compared to the Fiscal 1994 period, primarily resulting from aggressive management efforts during the current year to reduce backlog caused by quality problems and earthquake disruption, which have diminished.

     Operating losses in the Aerospace Fasteners segment decreased $18.1 million for the Fiscal 1995 period, over the corresponding Fiscal 1994 period; however, this segment continues to be affected by soft demand and severe price erosion and higher quality control costs resulting from customers' requirements. The Fiscal 1995 loss resulted primarily from excess costs incurred to reduce the past due sales backlog, which included many orders of small quantities at low profit margins. Certain products have yielded negative margins due to labor inefficiencies and low prices. Management has taken steps to cancel any such orders remaining in the backlog unless improved pricing can be negotiated. Significant provisions for excess and slow moving inventory were also recorded in Fiscal 1995, contributing to the operating loss. Management will also continue to reduce the capacity of the Aerospace Fasteners segment as necessary to bring the breakeven point in line with demand. These actions may result in further restructuring charges in the future. A restructuring charge of $18.9 million was recorded in the prior year for nonrecurring costs related to exiting certain aircraft engine bolt lines, and an unusual loss of $4.0 million was recorded in the prior year for earthquake damage (see below).

     In January of 1994, the Company's Chatsworth, California Aerospace Fasteners manufacturing facility suffered extensive damage from the Southern California Earthquake. This disruption caused increased costs and reduced revenues in Fiscal 1994 and has negatively affected Fiscal 1995 as well. In June of 1995, the Company reached final settlement of its insurance claim and recovered a total of $17.0 million for property damages and business interruption.

Industrial Products
- -------------------

     Sales in the Industrial Products segment increased 30.7% in Fiscal 1995, compared to the Fiscal 1994 period. $15.1 million of the net increase in sales in Fiscal 1995 was at the D-M-E Company ("D-M-E"), which provides tooling to the plastics industry, reflecting customer response to D-M-E's fast delivery programs, new products, and growth of the domestic economy. Domestic demand for tooling for plastics has been strong while foreign demand has shown signs of improvement as a result of the strengthening European economy. Expansion into selected new foreign markets is being pursued and appears to have potential. Also included in the Industrial Products segment were sales from Convac, a semiconductor equipment manufacturing company acquired at the end of Fiscal 1994, another small acquisition made early in Fiscal 1995 and Fairchild Data Corporation. The combined sales of these companies was $49.8 million in the Fiscal 1995 period.

     Operating income in the Industrial Products segment increased 1.4% in Fiscal 1995, compared to Fiscal 1994. A $4.2 million improvement in operating income at D-M-E in Fiscal 1995 was partially offset by operating losses from the other operations which incurred significant R&D and start-up costs. The improved results at D-M-E resulted from a higher sales volume and improved operating margins. In recent years D-M-E has implemented several cost savings steps, including overhead reduction, plant consolidation and improved inventory management programs, which have contributed to the higher operating margins. In addition, D-M-E has continued to implement improved manufacturing methods that have reduced cycle time and costs.

Communications Services
- -----------------------

     Sales in the Communications Services segment increased 46.5% in Fiscal 1995, compared to Fiscal 1994, primarily due to the inclusion of sales from the acquisition of specified assets of JWP Telecom, Inc., ("JWP") made during the Fiscal 1995 second quarter, as well as sales to new customers, the addition of telecommunications franchises in new office buildings, and growth at existing sites.

     Operating income in the Communications Services segment increased 12.2% in Fiscal 1995, compared to Fiscal 1994, primarily due to increased sales resulting from the reasons given above and related economies of scale. Operating income as a percent of sales was 17.0% in Fiscal 1995. This lower return was anticipated as a result of the JWP acquisition, which has lower gross margins due to the nature of the business.

Other Expenses/Income
- ---------------------

     Corporate Administrative Expense - FII's and TFC's staff perform work on behalf of the Company, which is charged out monthly based on the estimated level of effort. Corporate administrative expense increased 23.4% in Fiscal 1995 compared to the prior year. The increase in the current year was primarily due to increased FII and TFC staff involvement on behalf of the Company and its subsidiaries. Management believes that the corporate administrative expense of the Company would be higher if it operated as a separate independent entity.

     Other Corporate Income - Other corporate income decreased $3.5 million in Fiscal 1995, compared to Fiscal 1994, primarily due to increased carrying costs and losses reported on net assets held for sale. Gains on sale of a trademark was recognized in the prior year period.

     Net Interest Expense - Net interest expense decreased 4.6% in Fiscal 1995, compared to the prior year period, due primarily to lower borrowings and increased interest income earned on higher cash and cash equivalents average balances during the Fiscal 1995 period.

     Investment Income, net - Investment income approximated the prior year. Included in Fiscal 1995, was a $1.3 million gain on the Bidermann settlement discussed in Item 8, Note 16 to the Financial Statements.

     Equity in earnings of affiliates increased $8.4 million in Fiscal 1995, compared to Fiscal 1994. Fiscal 1995 included $2.2 million of positive earnings from Nacanco Paketleme. The Fiscal 1994 period included a $5.7 million loss from Banner Aerospace which included losses on discontinued operations and restructuring charges.

     Minority interest expense includes dividend expense on FII's Series C Preferred Stock.

     Non-Recurring Income - Non-recurring income in the Fiscal 1994 period includes the net pre-tax gain of $129.1 million on the Company's 43.9% stock interest in Rexnord Corporation, which was sold to BTR Dunlop Holdings, Inc. on December 23, 1993.

     Income Taxes - For Fiscal 1995, the Company recorded a tax provision of $.8 million on a pretax loss of $16.9 million. A tax provision resulted rather than a tax benefit largely due to the amortization of goodwill, which is not deductible for tax purposes.

Accounting Changes:
- -------------------

     1) Postretirement Benefits - Using the immediate recognition method, the Fiscal 1994 after-tax charge to earnings for the cumulative effect of this accounting change was $.5 million, which represents the unamortized portion of an overstated liability for discontinued operations, which substantially offset the transition obligation for active employees and retirees of continuing operations. In addition, in Fiscal 1994, a $7.5 million charge, net of the Company's related tax benefit, was recorded for the Company's share of Rexnord Corporation's cumulative charge resulting from this change in accounting.

     2) Accounting for Income Taxes - The Company elected the immediate recognition method and recorded, in Fiscal 1994, a $7.5 million charge, representing the cumulative effect on prior years. This charge represents deferred taxes related primarily to fixed assets, prepaid pension expenses, and inventory differences. In addition, a $.5 million charge was recorded for the Company's share of Rexnord Corporation's ("Rexnord") cumulative charge resulting from this change in accounting.

     Net Earnings (Loss) - The net earnings (loss) decreased $52.1 million in Fiscal 1995, compared to the Fiscal 1994 period, primarily due to the $129.1 million net pre-tax gain on the sale of the Company's interest in Rexnord recognized in the Fiscal 1994 period. Offsetting the decrease were: (1) the $15.0 million increase in operating income and the $8.4 million increase in equity earnings in Fiscal 1995, (2) a decrease in taxes of $35.6 million in Fiscal 1995 and (3) the $16.0 million charge, net of tax, for the cumulative effect of accounting changes, which was recorded in Fiscal 1994.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     Working capital at June 30, 1995 was $141.8 million, which was slightly higher than the prior year. A $32.6 million decrease in cash and short term investments was offset by a $31.0 million increase in receivables and inventories, which was higher as a result of acquisitions, slower customer payments, inventory build and increased sales to reduce backlog. Accounts payable and accrued expenses increased $18.0 million, primarily as a result of acquisitions. This was offset by a $17.3 million decrease in the income taxes payable account as a result of recording income taxes on the sale of shares of Rexnord in Fiscal 1994.

     The Company's principal sources of liquidity are cash generated from operations and borrowings under its credit agreement. The Company also expects to generate cash from the sale of certain assets and liquidation of investments. Net assets held for sale at June 30, 1995 had a book value of $49.8 million and included two parcels of real estate in California, an 88 acre parcel of real estate located in Farmingdale, New York, two landfills in Pennsylvania, a real estate joint venture in California and several other parcels elsewhere which the Company plans to sell, lease or develop, subject to the resolution of certain environmental matters and market conditions. At the end of 1995, it was determined to reclassify to this classification several investments and properties now being marketed.

     The Company's principal cash requirements include debt service, capital expenditures, acquisitions, payment of other liabilities and mandatory redemption of, and payment of dividends on, preferred stock.

     The level of the Company's capital expenditures varies from year to year, depending upon the timing of capital spending for new production equipment, periodic plant and facility expansion, acquisition of high growth companies, as well as cost reduction and labor efficiency programs. For Fiscal 1995, capital expenditures, including the cost of acquisitions, were $32.7 million. Capital expenditures for Fiscal 1994 and Fiscal 1993 were $18.1 million and $22.9 million, respectively. The Company anticipates that capital expenditures in Fiscal 1996 will approximate $18.8 million.

     Investments and advances in affiliated companies increased $34.2 million primarily resulting from a $20.5 million investment in TFC's outstanding debt, the purchase of Nacanco common stock from TFC, and recording equity earnings.

     Long term investments declined $14.4 million as a result of (1) recovering proceeds in excess of book value from the liquidation of collateral and assets attached relating to the Maurice Bidermann litigation, and (2) reclassifying a real estate joint venture to net assets held for sale.

     Other assets declined $24.9 million, due primarily to reclassifying noncurrent taxes to the noncurrent tax liability caption on the balance sheet and reclassifying several properties to net assets held for sale.

     Other liabilities that require the use of cash include post-employment benefits for retirees, environmental investigation and remediation obligations, litigation settlements and related costs.

     The Company expects that cash on hand, cash generated from operations, borrowings, and asset sales will be adequate to satisfy cash requirements. Management intends to take appropriate action to refinance portions of its debt if necessary to meet cash requirements.

     The Company's Credit Agreement, as amended, requires the Company to comply with certain financial covenants, including achieving cumulative earnings before interest, taxes, depreciation and amortization ("EBITDA Covenant"), and maintaining certain coverage ratios. The Company was in compliance with the Credit Agreement, as amended, as of June 30, 1995. To comply with the minimum EBITDA Covenant requirements the Company's subsidiary, VSI must earn for the cumulative total of the trailing four quarters, EBITDA as follows: $60.0 million for the first quarter of Fiscal 1996, $65.0 million for the second quarter of Fiscal 1996, $70.0 million for the third quarter of Fiscal 1996 and $80.0 million for the fourth quarter of Fiscal 1996. VSI's ability to meet the minimum requirements under the EBITDA Covenant in Fiscal 1996 is uncertain, and there can be no assurance that the Company will be able in the future to comply with the minimum requirements under the EBITDA Covenant and other financial covenants under the Credit Agreement. Noncompliance with any of the financial covenants, without cure or waiver, would constitute an event of default under the Credit Agreement. An event of default resulting from a breach of a financial covenant may result, at the option of lenders holding a majority of the loans, in acceleration of the principal and interest outstanding, and termination of the revolving credit line. However, if necessary, management believes a waiver can be obtained.

     FII may transfer available cash as dividends to the Company if the purpose of such dividends is to provide TFC with funds necessary to meet its debt service requirements under specified notes and debentures. All other dividends from FII to the Company are subject to certain limitations under the Credit Agreement. As of June 30, 1995, FII was unable to provide dividends to the Company. The Credit Agreement also restricts FII from additional borrowings under the Credit Facilities for the payment of any dividends.

IMPACT OF FUTURE ACCOUNTING CHANGES

Accounting For The Impairment Of Long-Lived Assets
- --------------------------------------------------
And For Long-Lived Assets To Be Disposed Of
- -------------------------------------------

     It is the Company's policy to review its long-lived assets, including property, plant and equipment, identifiable intangible assets and goodwill, for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. To determine the recoverability of its long-lived assets, the Company evaluates the probability that future undiscounted net cash flows, without interest charges will be less than the carrying amount of the assets. Impairment is measured at fair value.

     In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 ("SFAS 121") "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". SFAS 121 establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used, and for long-lived assets and certain identifiable intangibles to be disposed of. SFAS 121 is required to be implemented by the Company on, or before, July 1, 1996. Since the Company's present policy is identical to the policy prescribed by SFAS 121, there will be no effect from implementation.

     As noted above, the Company's Aerospace Fasteners segment has suffered dramatic reductions in sales in the past three years resulting from both reduced defense spending and the severe downturn in the build rate of commercial airliners. These sales reductions have created excess capacity in the industry and have caused price erosion and margin deterioration. The Company has responded to these market conditions with several restructuring actions, including significant reductions in selling, general and administrative expenses, personnel reductions, plant closings and consolidations, discontinuance of unprofitable product lines and re-engineering of manufacturing processes.

     Despite these actions, the Aerospace Fasteners segment has lost from operations (excluding restructuring and earthquake charges) $14.1 million in Fiscal 1995, $9.3 million in Fiscal 1994 and was breakeven in Fiscal 1993. Most of these losses were concentrated in two of the segments operating units while the other five units were predominately profitable during the periods. As part of restructuring and earthquake charges totaling $38.3 over the past three fiscal years, the Company wrote off $7.0 million of goodwill, related to exiting product lines.

     In light of recent industry conditions and the losses suffered in the Aerospace Fasteners segment in the past three fiscal years, the Company has reviewed its long-lived assets for potential impairment. The Company has concluded, based on the following, that no impairment currently exists. Projections of future aircraft build rates published by the major airframe manufacturers, show the rates close to doubling in the next few years. The Company believes the operating units within the Aerospace Fasteners segment which have incurred operating losses are likely to return to profitability. Therefore, positive cash flow is likely to be generated in the next several years within the Aerospace Fastener segment, enabling it to recover the carrying value of the segment's long-lived assets, including goodwill. However, if industry conditions do not improve or the Company does not participate in the improvement as it occurs, it may be necessary to further write-down long-lived assets in the Aerospace Fasteners segment in the next few years. Such write-downs could be significant in amount.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
- ------------------------------------------------------

     The following consolidated financial statements of the Company and the report of the Company's independent public accountants with respect thereto, are set forth below.
                                                                  Page
                                                                  ----

Consolidated Balance Sheets as of June 30, 1995 and 1994....       20

Consolidated Statements of Earnings - The three years ended
   June 30, 1995, 1994 and 1993.............................       22

Consolidated Statements of Stockholder's Equity - The three
  years ended June 30, 1995, 1994 and 1993..................       23

Consolidated Statements of Cash Flows - The three years
  ended June 30, 1995, 1994 and 1993........................       24

Notes to Consolidated Financial Statements..................       26

Report of Independent Public Accountants....................       56

Supplementary data regarding "Quarterly Financial Information (Unaudited)" is set forth under this Item 8 in Note 19 to Consolidated Financial Statements.

             RHI HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                                (In thousands)
                                                 June 30,       June 30,
ASSETS                                             1995           1994
- ------                                         ------------   ------------
Current Assets:
Cash and cash equivalents, $545 restricted...   $   64,174     $   94,220
Short-term investments.......................        4,045          6,578
Accounts receivable-trade, less allowances
  of $5,415 and $3,314.......................       90,100         73,376
Due from The Fairchild Corporation...........         --            1,305
Inventories:
   Finished goods............................       53,105         47,120
   Work-in-process...........................       27,704         30,907
   Raw materials.............................       23,434         11,988
                                                 ---------      ---------
                                                   104,243         90,015

Prepaid expenses and other current assets....       24,986         18,723
                                                 ---------      ---------
Total Current Assets.........................      287,548        284,217

Property, plant and equipment, net...........      170,156        171,245

Net assets held for sale.....................       49,753         35,134
Cost in excess of net assets acquired,
  (Goodwill) less accumulated amortization of
  $35,134 and $29,116........................      204,851        200,873
Investments and advances - affiliated
  companies..................................      111,744         77,581
Deferred loan costs..........................        7,107          9,938
Prepaid pension assets.......................       59,567         61,628
Long-term investments........................          346         14,716
Other assets.................................        9,960         34,856
                                                 ---------      ---------
Total Assets.................................   $  901,032     $  890,188
                                                 =========      =========










The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

              RHI HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                               (In thousands)
                                                 June 30,       June 30,
LIABILITIES AND STOCKHOLDER'S EQUITY               1995           1994
- ------------------------------------           ------------   ------------
Current Liabilities:
Bank notes payable and current maturities
 of long-term debt...........................   $   16,803     $   14,978
Accounts payable.............................       47,124         35,169
Accrued liabilities:
   Salaries, wages and commissions...........       16,225         14,667
   Employee benefit plan costs...............        1,352          2,120
   Insurance.................................       16,835         14,942
   Interest..................................       10,031         10,236
   Other.....................................       37,354         33,813
   Income tax payable........................         --           17,264
                                                 ---------      ---------
                                                    81,797         93,042

Total Current Liabilities....................      145,724        143,189

Long-term debt...............................      336,268        312,481
Other long-term liabilities..................       18,342         23,676
Retiree health care liabilities..............       49,474         51,189
Noncurrent income taxes......................       44,135         28,821
Minority interest in subsidiaries............       24,533         24,595
Redeemable preferred stock of subsidiary.....       17,722         18,932
                                                   -------        -------
Total liabilities............................      636,198        602,883

Stockholder's Equity:

Common Stock.................................          100            100
Preferred Stock..............................          100            100
Paid-in capital..............................      229,533        229,297
Retained earnings............................       46,102         74,132
Cumulative translation adjustment............        8,724          3,346
Net unrealized holding loss on available-for-
  sale securities............................      (19,725)       (18,265)
Additional minimum liability for pensions,
  net of tax.................................         --           (1,405)
                                                 ---------      ---------
Total Stockholder's Equity...................      264,834        287,305
                                                 ---------      ---------
Total Liabilities and Stockholder's Equity...   $  901,032     $  890,188
                                                 =========      =========


The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

             RHI HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF EARNINGS
                               (In thousands)
                                           For the Years Ended June 30,
                                         --------------------------------
                                           1995        1994        1993
                                         --------    --------    --------
Revenue:
   Sales............................     $545,435    $444,145    $463,567
   Other income, net................        2,341       5,882       6,908
                                          -------     -------     -------
                                          547,776     450,027     470,475
Costs and Expenses:
  Cost of sales....................       419,008     337,881     351,074
  Selling, general & administrative       103,129      76,986      77,278
  Research and development.........         4,100       3,940       3,262
  Amortization of goodwill.........         6,018       5,890       5,922
  Restructuring....................          --        18,860      15,469
  Unusual items....................          --         6,000        --
                                          -------     -------     -------
                                          532,255     449,557     453,005

Operating income...................        15,521         470      17,470

Interest expense...................        43,254      43,637      47,528
Interest income....................        (4,529)     (3,042)     (1,233)
                                          -------     -------     -------
Net interest expense...............        38,725      40,595      46,295

Investment income, net.............         5,954       6,004       2,776
Equity in earnings (loss) of
  affiliates.......................         2,778      (5,591)      9,876
Minority interest..................        (2,449)     (2,552)     (2,289)
Non-recurring income...............          --       129,082        --
                                          -------     -------     -------
Earnings (loss) from continuing
  operations before income taxes...       (16,921)     86,818     (18,462)

Income tax provision (benefit).....           819      36,459      (3,528)
                                          -------     -------     -------
Earnings (loss) from continuing
  operations........................      (17,740)     50,359     (14,934)

Loss on disposal of discontinued
  operations, net...................         (290)       --          --
                                          -------     -------     -------
Earnings (loss) before extraordinary
 items and accounting changes.......      (18,030)     50,359     (14,934)
Extraordinary items, net............         --          (243)    (12,614)
Cumulative effect of change in
  accounting for postretirement
  benefits, net....................          --        (8,015)        --
Cumulative effect of change in
  accounting for income taxes, net.          --        (7,999)        --
                                          -------     -------     -------
Net earnings (loss)................      $(18,030)   $ 34,102    $(27,548)
                                          =======     =======     =======

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                RHI HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
                                 (In thousands)

                                                                 Unrealized Additional
                                                                 Loss On    Minimum
                                                     Cumulative  Noncurrent Liability
                      Common Pref.  Paid-in Retained Translation Marketable For
                      Stock  Stock  Capital Earnings Adjustment  Securities Pensions   Total
                      ------ -----  ------- -------- ----------- ---------- ---------- -------
BALANCE, July 1, 1992 $100   $100  $224,800 $88,429  $ 6,169     $   -      $  -      $319,598
- ----------------------
Net loss..............  -      -       -    (27,548)    -            -         -       (27,548)
Cumulative translation
 adjustment, net......  -      -       -       -      (3,503)        -         -        (3,503)
Net unrealized holding
 loss on noncurrent
 marketable securities  -      -       -       -        -         (18,986)     -       (18,986)
Dividends to parent...  -      -       -    (10,000)    -            -         -       (10,000)
Gain on Initial Public
 Offering of Rexnord
 Corporation..........  -      -      1,079    -        -            -         -         1,079
                       ---    ---   -------  ------    -----      -------    ------    -------
BALANCE, June 30, 1993 100    100   225,879  50,881    2,666      (18,986)     -       260,640
- ----------------------
Net earnings..........  -      -       -     34,102     -            -         -        34,102
Cumulative translation
 adjustment, net......  -      -       -       -         680         -         -           680
Dividends to parent...  -      -       -    (10,000)    -            -         -       (10,000)
Net unrealized holding
 gain on noncurrent
 marketable securities  -      -       -       -        -             721      -           721
Additional minimum
 liability for
 pensions.............  -      -       -       -        -            -       (1,405)    (1,405)
Transfer of subsidiary
 from parent..........  -      -       -       (851)    -            -         -          (851)
Capital contribution
 from parent..........  -      -      3,381    -        -            -         -         3,381
Gain on purchase of
 preferred stock of
 subsidiary...........  -      -         37    -        -            -         -            37
                       ---    ---   -------  ------    -----      -------    ------    -------
BALANCE, June 30, 1994 100    100  $229,297  74,132    3,346      (18,265)   (1,405)   287,305
- ----------------------
Net loss..............  -      -       -    (18,030)    -            -         -       (18,030)
Cumulative translation
  adjustment, net.....  -      -       -       -       5,378         -         -         5,378
Dividends to parent...  -      -       -    (10,000)    -            -         -       (10,000)
Net unrealized holding
  loss on available-
  for-sale securities.  -      -       -       -        -          (1,460)     -        (1,460)
Reduction of minimum
  liability for pensions-      -       -       -        -            -        1,405      1,405
Gain on purchase of
  prefered stock of
  subsidiary..........  -      -        236    -        -            -         -           236
                       ---    ---   -------  ------   -----       -------    ------    -------
BALANCE, June 30, 1995$100   $100  $229,533 $46,102  $8,724      $(19,725)  $  -      $264,834
                       ===    ===   =======  ======   =====       =======    ======    =======








The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

             RHI HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (In thousands)
                                              For the Years Ended June 30,
                                              ----------------------------
                                                1995      1994      1993
                                              --------  --------  --------
Cash flows from operating activities:
  Net earnings (loss).......................  $(18,030) $ 34,102  $(27,548)
  Adjustments to reconcile net earnings
    (loss) to net cash provided by (used for)
    operating activities:
    Cumulative effect of accounting changes,
      net...................................      --      16,014      --
    Extraordinary loss on recapitalization
      of Rexnord Corporation................      --        --      11,808
    Depreciation and amortization...........    36,760    33,575    31,527
    Accretion of discount on long-term
      liabilities...........................     3,713     3,288     2,252
    Provision for restructuring and unusual
      items (excluding cash payments of
      $6,020 in 1994 and $7,896 in 1993)....      --      18,840     7,573
    Net gain on sale of Rexnord investment..      --    (129,082)     --
    Loss on sale of property, plant and
      equipment.............................       713       411     2,297
    Undistributed (earnings) loss of
       affiliates...........................    (2,466)    5,902    (9,620)
    Minority interest.......................     2,449     2,552     2,289
    Change in trading securities............     1,879      --        --
    Change in accounts receivable...........   (16,696)   (2,515)    7,268
    Change in inventories...................   (13,525)    4,246     9,444
    Change in other current assets..........     1,059    10,561      (999)
    Change in non-current assets............     6,954    (1,983)  (13,204)
    Change in accounts payable, accrued
      and other liabilities.................     2,267    (1,123)  (31,418)
                                              --------  --------  --------
Net cash provided by (used for) operating
    activities..............................     5,077    (5,212)   (8,331)

Cash flows from investing activities:
  Net proceeds from sale (purchase) of
    Rexnord investment......................      --     178,089   (18,635)
  Change in TFC and other investments.......    (8,396)   (1,584)   31,798
  Equity investments in affiliates..........   (13,213)     --        --
  Acquisition of subsidiaries, net of cash
    acquired................................   (12,061)   (1,905)   (7,313)
  Collections on notes and other receivables
    related to operations sold..............      --       1,183       218
  Purchase of property, plant and equipment.   (20,652)  (16,218)  (15,544)
  Proceeds from sale of property, plant and
    equipment...............................     1,243     1,351     1,287
                                              --------  --------  --------
Net cash (used for) provided by investing
  activities................................   (53,079)  160,916    (8,189)




The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

             RHI HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                             (In thousands)
                                              For the Years Ended June 30,
                                              ----------------------------
                                                1995      1994      1993
                                              --------  --------  --------
Cash flows from financing activities:
  Proceeds from issuance of debt............  $ 72,450  $ 68,558  $224,728
  Debt repayments and repurchase of
    debentures, net.........................   (46,932) (176,148) (165,609)
  Payment of dividends......................   (10,000)   (1,007)  (10,000)
  Capital contribution from TFC.............      --       3,381      --
                                              --------  --------  --------
Net cash provided by (used for) financing
  activities................................    15,518  (105,216)   49,119
Effects of exchange rate changes on cash....     2,438       894    (2,900)
Change in cash and cash equivalents.........   (30,046)   51,382    29,699
Cash and cash equivalents, beginning of
  year......................................    94,220    42,838    13,139
                                              --------  --------  --------
Cash and cash equivalents, end of year......  $ 64,174  $ 94,220  $ 42,838
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

              RHI HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     ------------------------------------------

     Corporate Structure: RHI Holdings, Inc. (the "Company"), formerly known as Rexnord Holdings Inc., is a holding company incorporated in the State of Delaware. It has two subsidiaries, Fairchild Industries, Inc. ("FII") and Convac GmbH ("Convac"). The Company's operations are conducted through Convac and VSI Corporation ("VSI"), which is a wholly-owned subsidiary of FII. The Company is a wholly-owned subsidiary of The Fairchild Corporation ("TFC"). The Company also holds significant equity interests in Banner Aerospace, Inc. ("Banner") and Nacanco Paketleme ("Nacanco").

     Fiscal Year: The fiscal year ("Fiscal") of the Company ends June 30. All references herein to "1995", "1994", and "1993" mean the fiscal years ended June 30, 1995, 1994, and 1993, respectively.

     Principles of Consolidation: The consolidated financial statements are prepared in accordance with generally accepted accounting principles and include the accounts of the Company and its majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Investments in companies owned between 20 percent and 50 percent are recorded using the equity method (see Note 6).

     Cash Equivalents/Statements of Cash Flows: For purposes of these statements, the Company considers all highly liquid investments with original maturity dates of three months or less as cash equivalents. Total net cash disbursements (receipts) made by the Company for income taxes and interest were as follows:

(In thousands)                      1995       1994       1993
                                  --------   --------   --------
Interest.......................   $ 39,943   $ 38,562   $ 37,758
Income taxes...................        221       (931)     2,679

     Restricted Cash: On June 30, 1995 and 1994, the Company had restricted cash of $545,000, all of which is maintained as collateral for certain debt facilities. Cash investments are in high grade, short-term certificate of deposits.

     Investments: On July 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"). There was no cumulative effect as a result of adopting SFAS 115 in Fiscal 1995.

     Management determines the appropriate classification of its investments at the time of acquisition and reevaluates such determination at each balance sheet date. Trading securities are carried at fair value, with unrealized holding gains and losses included in earnings. Available-for-sale securities are carried at fair value, with unrealized holding gains and losses, net of tax, reported as a separate component of shareholder's equity. Investments in equity securities that do not have readily determinable fair values are stated at cost, adjusted for permanent impairment, and categorized as other investments. At June 30, 1994, the Company used the lower of cost or market method for its investments. In determining realized gains and losses, the cost of securities sold is based on the specific identification method. Interest on corporate obligations, as well as dividends on preferred stock are accrued at the balance sheet date.

     Inventories: Inventories are stated at the lower of cost or market. Cost is determined primarily using the last-in, first-out ("LIFO") method. Inventories from continuing operations are valued as follows:

                                                June 30,        June 30,
(In thousands)                                    1995            1994
                                                --------        --------
Last-in, first-out (LIFO)...................    $ 69,211        $ 69,829
First-in, first-out (FIFO)..................      35,032          20,186
                                                 -------         -------
Total inventories...........................    $104,243        $ 90,015
                                                 =======         =======

     For inventories valued on the LIFO method, the excess of current FIFO over stated LIFO value was approximately $7,447,000 and $7,924,000 at June 30, 1995 and 1994, respectively. The LIFO decrement was immaterial for Fiscal 1995.

     Properties and Depreciation: Properties are stated at cost and depreciated over estimated useful lives, generally on a straight-line basis. For Federal income tax purposes, accelerated depreciation methods are used. No interest costs were capitalized in any of the years presented. Property, plant, and equipment consisted of the following:


                                                June 30,        June 30,
(In thousands)                                    1995            1994
                                                --------        --------
Land......................................      $ 14,022        $ 16,227
Buildings and improvements................        45,621          44,818
Machinery and equipment...................       208,970         184,147
Transportation vehicles...................           618             618
Furniture and fixtures....................         9,001           5,632
Construction in progress..................         4,582           6,358
                                                 -------         -------
                                                 282,814         257,800
Less:  Accumulated depreciation...........      (112,658)        (86,555)
                                                 -------         -------
Net property, plant, and equipment........      $170,156        $171,245
                                                 =======         =======

     Amortization of Goodwill: The excess of the cost of purchased businesses over the fair value of their net assets at acquisition dates (goodwill) is being amortized on a straight-line basis over 40 years.

     Deferred Loan Costs: Deferred loan costs associated with various debt issues are being amortized over the terms of the related debt, based on the amount of debt outstanding, using the effective interest method.
Amortization expense for these loan costs for Fiscal 1995, 1994 and 1993 was $2,918,000, $2,948,000 and $2,493,000, respectively.

     Impairment of Long-Lived Assets: The Company reviews its long-lived assets, including property, plant and equipment, identifiable intangibles and goodwill, for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. To determine recoverability of its long-lived assets the Company evaluates the probability that future undiscounted net cash flows, without interest charges, will be less than the carrying amount of the assets. Impairment is measured at fair value.

     Despite three consecutive years of operating losses in the Company's Aerospace Fasteners segment, the Company believes that future net cash flows from this segment will be sufficient to permit recovery of the segment's long-lived assets, including the remaining goodwill.

     In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". SFAS 121 establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used, and for long-lived assets and certain identifiable intangibles to be disposed of. SFAS 121 is required to be implemented by the Company on, or before, July 1, 1996. Since the Company's present policy is identical to the policy prescribed by SFAS 121, there will be no effect from implementation. (For further discussion see "Impact of Future Accounting Changes" included in Item 7, Management Discussion and Analysis of Results of Operations and Financial Condition).

     Foreign Currency Translation: All balance sheet accounts of foreign subsidiaries are translated at current exchange rates at the end of the accounting period. Income statement items are translated at average exchange rates during the period. The resulting translation adjustment is recorded as a separate component of stockholder's equity. Foreign transaction gains and losses are included in other income and were not significant in Fiscal 1995, 1994 and 1993.

     Research and Development: Company-sponsored research and development expenditures are expensed as incurred.

     Non-recurring Items: Non-recurring income for Fiscal 1994 consists of the gain realized from the sale of the Company's equity investment in Rexnord Corporation ("Rexnord") (see Note 6).

     Reclassification: Certain amounts in prior years' financial statements have been reclassified to conform with the 1995 presentation.

     In October 1994, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 119 ("SFAS 119"), "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments". SFAS 119, which is effective for the Company's Fiscal 1995 financial statements, requires certain disclosure about all derivative financial instruments. Management has determined that the requirements of SFAS 119 are immaterial to the Company's Fiscal 1995 financial statements.

2.   ACQUISITIONS
     ------------

     On June 10, 1994, the Company acquired 100% of the Common Stock of Convac GmbH ("Convac")for approximately $4,700,000. Convac is a leading designer and manufacturer of high precision state-of-the-art wet processing tools, equipment and systems required for the manufacture of semiconductor chips and related products, compact and optical storage discs and liquid crystal displays. The Company reports the results of Convac as part of its Industrial Products segment.

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

     On November 28, 1994, Fairchild Communications Services Company ("Fairchild Communications"), a partnership whose partners are indirect subsidiaries of the Company, completed the acquisition of substantially all of the telecommunications assets of JWP Telecom, Inc. ("JWP") for approximately $11,000,000, plus the assumption of approximately $3,000,000 of liabilities. JWP is a telecommunications system integrator, specializing in the distribution, installation and maintenance of voice and data communications equipment. In the first quarter of Fiscal 1995, Fairchild Communications acquired all the shared telecommunications assets of Eaton & Lauth Co., Inc., for approximately $550,000.

     In Fiscal 1993, Fairchild Communications acquired all the telecommunication assets of Office Networks, Inc., for approximately $7,300,000.

     Proforma financial statements are not required for these acquistions on an individual basis.

3.   DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE
     ------------------------------------------------

     The Company has decided not to sell Fairchild Data Corporation ("Data") which previously was included in net assets held for sale. The Company is recording the Fiscal 1995 and 1994 results from Data with the Company's Industrial Products Segment. Sales from Data formerly included in net assets held for sale, and not included in results of operations, were $15,432,000 for the twelve months ended June 30, 1993. The impact of Data's earnings on the Fiscal 1993 period was immaterial.

     Net assets held for sale at June 30, 1995, includes two parcels of real estate in California and an 88 acre parcel of real estate located in Farmingdale, New York, and several other parcels of real estate located primarily throughout the continental United States, which the Company plans to sell, lease or develop, subject to the resolution of certain environmental matters and market conditions. Also included in net assets held for sale are limited partnership interests in (i) a real estate development joint venture located in California; and (ii) a landfill development partnership.

     Net assets held for sale are recorded at estimated net realizable values, which reflect anticipated sales proceeds and other carrying costs to be incurred during the holding period. Interest is not allocated to net assets held for sale.

     The Company recorded a $290,000 after tax loss on the disposal of discontinued operations relating to (i) workers' compensation claims for employees of operations which were previously discontinued, and (ii) liability insurance premiums paid on properties of discontinued operations.

4.   EXTRAORDINARY ITEMS
     -------------------

     The Company recognized extraordinary gains and losses from the early extinguishment of debt resulting from repurchases of its debentures on the open market or in negotiated transactions, and the write-offs of certain deferred costs associated with the issuance of securities repurchased. Total repurchases executed by the Company were: $11,023,000 face value purchased for $11,387,000 in Fiscal 1994, and $559,000 face value purchased for $495,000 in Fiscal 1993. In Fiscal 1993, FII wrote-off $1,262,000 of deferred loan costs in association with certain amendments to the Company's credit agreement with a consortium of banks. Early extinguishment of the Company's debt and the write-off of certain deferred loan costs resulted in an extraordinary loss of $243,000, net of a $131,000 tax benefit, and $810,000, net of a $435,000 tax benefit in Fiscal 1994 and 1993, respectively.

     In Fiscal 1993, in conjunction with an initial public offering and recapitalization of Rexnord, the Company recorded an extraordinary charge of $11,804,000, relating to 42.0% (its previous ownership percentage share) of Rexnord's extraordinary charge relating to premiums paid to repurchase debt and write off deferred loan costs.

5.   INVESTMENTS
     -----------

     Short-term investments at June 30, 1995, primarily consist of common stock investments in public corporations, which are classified as trading securities. All other short-term and all long-term investments do not have readily determinable fair values and consist of investments in limited partnerships and certain preferred and common stocks. A summary of investments held by the Company consist of the following:

(In thousands)                          1995                 1994
                                 ------------------   ------------------
                                 Aggregate             Aggregate
Name of Issuer or               Fair        Cost      Market      Cost
Title of Each Issue              Value       Basis     Value       Basis
- -------------------              ---------  -------    ---------  -------
Short-term investments:
- -----------------------
Trading securities:
  Common Stock.................  $ 3,968    $ 5,088   $ 2,969    $ 4,053
Other Investments..............       77         77     3,609      3,609
                                  ------     ------    ------     ------
                                 $ 4,045    $ 5,165   $ 6,578    $ 7,662
                                  ======     ======    ======     ======
Other long-term investments:
- ----------------------------
Bidermann Investment (a)....... $   --      $  --     $ 9,314    $ 9,314
Real Estate Development Joint
  Venture Limited Partnership(b)    --         --       3,396      3,396
Preferred Stock................     --         --       2,006      2,006
Other investment...............      346        346      --         --
                                  ------     ------    ------     ------
                                 $   346    $   346   $14,716    $14,716
                                  ======     ======    ======     ======

(a) The Company received proceeds of approximately $12,000,000 from the sale of collateral and liquidation of assets attached in the Maurice
     Bidermann litigation (see Note 16).

(b) Represents a former plant site in Redondo Beach, California, which was contributed to a joint venture with a developer that has built and partially leased a retail center. This investment was reclassified to net assets held for sale in 1995.

     Investment income is summarized as follows:

(In thousands)                                1995      1994      1993
                                             -----     -----     -----
Gross realized gain from sales............. $3,947    $3,919    $  934
Change in unrealized holdings loss on
  trading securities.......................    (36)     --        --
Lower of cost or market valuation
  adjustment...............................   --      (1,084)      288
Gross realized loss from impairments.......   (402)     (186)     (200)
Dividend income............................  2,445     3,355     1,490
Interest income............................   --        --         264
                                             -----     -----     -----
                                            $5,954    $6,004    $2,776
                                             =====     =====     =====

6.   INVESTMENTS AND ADVANCES - AFFILIATED COMPANIES
     -----------------------------------------------

     The following table presents summarized financial statement information on a combined 100% basis of Banner and Nacanco, the Company's principal investments, which are accounted for using the equity method.

(In thousands)                         For the years ended June 30,
                                     --------------------------------
Statement of Earnings:                 1995        1994        1993
                                     --------    --------    --------
     Net sales.....................  $313,888    $283,055    $313,594
     Gross profit..................   100,644      98,689      81,352
     Earnings from continuing
       operations..................     9,623      17,231         281
     Discontinued operations, net..      --       (12,996)       (712)
     Net earnings (loss)...........     9,623       4,235        (431)

Balance Sheet at June 30,:
     Current assets................  $257,314    $280,144
     Noncurrent assets.............    61,348      57,881
     Total assets..................   318,662     338,025
     Current liabilities...........    61,174      60,753
     Noncurrent liabilities........   101,256     126,920

     On June 30, 1995, the Company owned approximately 47.2% of Banner common stock, which is included in investments and advances - affiliated companies. The Company recorded equity earnings (loss) of $138,000, $(5,697,000) and $(1,380,000) on its investment in Banner for Fiscal 1995, 1994 and Fiscal 1993, respectively. At the close of trading on June 30, 1995, Banner stock was quoted at $5.00 per share. Based on this price, the Company's equity investment in Banner had an approximate market value of $42,441,000 versus a carrying value of $53,931,000. The Company does not believe this decline in market value is a permanent impairment.

     On June 30, 1995 the Company owned approximately 26.7% of Nacanco common stock, which was effectively purchased from TFC on January 2, 1995. The Company recorded equity earnings from its investment in Nacanco of $2,248,000 for the six months ended June 30, 1995.

     On December 23, 1993, the Company completed a sale of its 43.9% stock interest in Rexnord to BTR Dunlop Holdings, Inc. ("BTR"). Accordingly, the Company received $181,873,000 in gross proceeds and realized a pre-tax gain on the sale of $129,082,000 in Fiscal 1994. Prior to the sale of Rexnord, the Company recorded equity earnings (loss) of $(905,000) and $10,828,000 from this investment for Fiscal 1994 and 1993, respectively. The net earnings for Fiscal 1994, were decreased by recording the Company's 43.9% share of the cumulative charge which resulted from the adoption of SFAS No. 106 and SFAS No. 109 at Rexnord. (See Notes 8 and 9).

     The Company is accounting for its investments in TFC at market value.
As of June 30, 1995, the amortized cost basis of the Company's investment in TFC common stock was $44,606,000 and had been written down by $29,859,000, before tax, to market value. The Company recorded a gross unrealized loss of $2,185,000 from its investment in TFC common stock in 1995. In addition, the Company's amortized cost basis of its net investment in TFC debt was $23,405,000 on June 30, 1995, and was written down by $29,000, before tax, to market value in 1995. The carrying value of investments and advances - affiliated companies consists of the following:

(In thousands)                             June 30,    June 30,
                                             1995        1994
Investment in TFC:                        --------    --------
   TFC stock and warrants..............  $  14,746   $  16,931
   TFC 12.25% senior subordinated notes
     due 1996..........................     17,703       2,918
   TFC 12% intermediate subordinated
     debentures due 2002...............      5,675        --
                                          --------    --------
                                         $  38,124   $  19,849

Investment in Affiliated Companies:

   Banner Aerospace, Inc..............   $  53,931   $  53,793
   Nacanco Paketlene..................      15,248        --
   Others.............................       4,441       3,939
                                          --------    --------
                                            73,620      57,732
                                          --------    --------
                                         $ 111,744   $  77,581
                                          ========    ========

     On June 30, 1995, approximately $(4,693,000) of the Company's $46,102,000 consolidated retained earnings was from undistributed losses of 50 percent or less owned affiliates accounted for by the equity method.

     In connection with the sale of its interest in Rexnord, the Company has placed shares of Banner, with a fair market value of $25,000,000, in escrow to secure the Company's indemnification of BTR against a contingent liability. Once the contingent liability is resolved, the shares will be released.

7.   NOTES PAYABLE AND LONG-TERM DEBT
     --------------------------------

     At June 30, 1995 and 1994, notes payable and long-term debt consisted of the following:

                                             June 30,        June 30,
(In thousands)                                 1995            1994
                                             --------        --------
Short-term notes payable (weighted
  average interest rates of 8.32% and
  8.89% in 1995 and 1994, respectively).     $  5,448        $  3,974
                                              =======         =======

Bank credit agreement...................     $126,396        $ 97,315
9.75% Subordinated Debentures, due
  annually 1996 through 1998............        2,999           3,998
12.25% Senior secured notes due 1999....      125,000         125,000
11.875% Senior Subordinated Debentures
  due 1997 through 1999.................       85,687          85,593
12.75% Debentures due in 1995...........         --               500
10.65% Industrial revenue bonds.........        1,500           1,500
Capital lease obligations interest from
  5.85% to 15.50% (see Note 16).........        1,253           3,302
Other notes payable, collateralized
  by property or equipment, interest
  from 5.5% to 10.65%...................        4,788           6,277
                                              -------         -------
                                              347,623         323,485
Less:  Current maturities...............      (11,355)        (11,004)
                                              -------         -------
Net long-term debt......................     $336,268        $312,481
                                              =======         =======

    The Company and its subsidiaries maintain a credit agreement (the "Credit Agreement") with a consortium of banks, which provides a revolving credit facility and two term loans to FII and a revolving credit facility to the Company (collectively the "Credit Facilities"). The revolving credit facility provided to the Company generally bears interest at 1.0% over the prime rate and matures February 28, 1996. The revolving credit facility, and Term Loan VIII, provided to FII, generally bear interest at 3.75% over the London Interbank Offered Rate ("LIBOR") and at 2.75% over LIBOR for Term Loan VII, respectively. The commitment fee on the unused portion of the revolving credit facilities was 1.0% at June 30, 1995. The Credit Facilities provided to FII mature on March 31, 1997. The Credit Facilities are secured by substantially all of FII's assets.

     The following table summarizes the Credit Facilities under the Credit Agreement at June 30, 1995:

(In thousands)                            Outstanding          Total
                                             as of           Available
                                         June 30, 1995       Facilities
                                         -------------       ----------
RHI Holdings, Inc.
  Revolving credit facility (a)......      $    100           $  5,000
                                            =======            =======
Fairchild Industries, Inc.
  Revolving credit facility (b)......      $ 34,700           $ 50,250
  Term Loan VII .....................        49,696             49,696
  Term Loan VIII.....................        42,000             42,000
                                            -------            -------
                                           $126,396           $141,946
                                            =======            =======
Total
  Revolving credit facilities........      $ 34,800           $ 55,250
  Term loans.........................        91,696             91,696
                                            -------            -------
                                           $126,496           $146,946
                                            =======            =======

(a)  This amount is included in short-term notes payable.

(b) In the first quarter of Fiscal 1995, the revolving credit facility at FII was reduced by $9,250,000 to $50,250,000. In addition, the borrowing rate generally increased by 1.0% to generally bear interest at 3.75% over LIBOR and the commitment fee increased by 0.5% to 1.0%.

     At June 30, 1995, the Company had outstanding letters of credit of $11,598,000, which were supported by the Credit Agreement and other bank facilities on an unsecured basis. At June 30, 1995, the Company had unused bank lines of credit aggregating $8,852,000 at interest rates slightly higher than the prime rate. The Company also has short-term lines of credit relating to foreign operations aggregating $9,529,000, against which the Company owed $5,349,000 at June 30, 1995.


     Summarized below are certain items and other information relating to the debt issuances outstanding at June 30, 1995:

(In thousands)            11.875%
                          Senior          FII          FII 9.75%
                       Subordinated  12.25% Senior   Subordinated
                        Debentures      Notes         Debentures
                       ------------  ------------- ----------------
Date Issued...........  March 1987      Aug. 1992        Jan. 1978
Face Value............   $126,000       $125,000         $ 16,082
Balance, June 30,
  1995................   $ 85,687       $125,000         $  2,999
Percent Issued at.....     99.214          100.0           95.784
Bond Discount.........   $    990           N/A          $    678
Amortization 1995.....   $     94              -         $      6
             1994.....   $     80              -         $      6
             1993.....   $     43              -         $     11
Yield to Maturity.....      12.01%         12.25%            9.75%
Interest Payments.....  Semi-Annual     Semi-Annual        Annual
Sinking Fund Start
  Date................    3/1/97            N/A            4/1/83
Sinking Fund
  Installments........   $ 31,500          none          $  1,005
Fiscal Year Maturity..     1999            1999              1998
Redeemable by Company
  after...............    3/1/92         7/31/97           1/1/98

     Under the most restrictive covenants of the above indentures, the Company's consolidated net worth as defined must not be less than $125,000,000. The indentures also provide restrictions on the amount of additional borrowings by the Company.

     The Credit Agreement, as amended, contains certain covenants, including a material adverse change clause, and restrictions on dividends, capital expenditures, capital leases, operating leases, investments and indebtedness. It requires the Company to comply with certain financial covenants, including achieving cumulative earnings before interest, taxes, depreciation and amortization ("EBITDA Covenant"), and maintaining certain coverage ratios, including a requirement for the Company and TFC to maintain unrestricted holding company cash and cash equivalent balances of $30,000,000 for the quarter ended December 31, 1995, and $10,000,000 at the end of each fiscal quarter thereafter (including any non-restricted VSI directed reduction amounts contributed). The Company was in compliance with the Credit Agreement, as amended, at June 30, 1995. To comply with the minimum EBITDA Covenant requirements (as amended), the Company's subsidiary, VSI, must earn for the cumulative total of the trailing four quarters, EBITDA as follows:
$60,000,000 for the first quarter of Fiscal 1996, $65,000,000 for the second quarter of Fiscal 1996, $70,000,000 for the third quarter of Fiscal 1996, and $80,000,000 for the fourth quarter of Fiscal 1996. VSI's ability to meet the minimum requirements under the EBITDA Covenant in Fiscal 1996 is uncertain, and there can be no assurance that the Company will be able in the future to comply with the minimum requirements under the EBITDA Covenant and other financial covenants under the Credit Agreement. Noncompliance with any of the financial covenants, without cure or waiver, would constitute an event of default under the Credit Agreement. An event of default resulting from a breach of a financial covenant may result, at the option of lenders holding a majority of the loans, in an acceleration of the principal and interest outstanding, and a termination of the revolving credit line. However, if necessary, management believes a waiver can be obtained.

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

     FII may transfer available cash as dividends to the Company at any such time that TFC is unable to meet its debt service requirements under specified notes and debentures. All other dividends from FII to the Company are subject to certain limitations under the Credit Agreement. As of June 30, 1995, FII was unable to provide dividends to the Company. The Credit Agreement also restricts FII from additional borrowings under the Credit Facilities for payment of any dividends.

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

     Annual maturities of long-term debt obligations (exclusive of capital lease obligations) for each of the five years subsequent to June 30, 1995, are as follows: $15,789,000 for 1996, $122,506,000 for 1997, $23,723,000 for
1998, $188,022,000 for 1999, and $56,000 for 2000.

8.   PENSIONS AND POSTRETIREMENT BENEFITS
     ------------------------------------

     Pensions
     --------

     The Company and its subsidiaries have defined benefit pension plans covering substantially all employees. Employees in foreign subsidiaries may participate in local pension plans, which are in the aggregate insignificant and are not included in the following disclosures. The Company's funding policy is to make the minimum annual contribution required by applicable regulations.

     The following table provides a summary of the components of net periodic pension expense (income) for the plans:

(In thousands)
                                              1995       1994       1993
                                             --------   --------   --------
Service cost of benefits earned
  during the period......................   $  3,917   $  3,827   $  4,184
Interest cost of projected benefit
  obligation.............................     14,860     14,552     14,166
Return on plan assets....................    (14,526)    (5,051)   (31,490)
Amortization of prior service cost.......         81        126        111
Net amortization and deferral............     (4,341)   (15,007)    13,488
                                             -------    -------    -------
                                                  (9)    (1,553)       459
Net periodic pension expense (income) from
  other plans including foreign plans....         78       (745)    (1,654)
                                             -------    -------    -------
Net periodic pension expense(income).....   $     69   $ (2,298)  $ (1,195)
                                             =======    =======    =======

     Assumptions used in accounting for the plans were:

                                             1995       1994       1993
                                           --------   --------   --------
Discount Rate............................    8.5%       8.5%       8.5%
Expected rate of increase in salaries....    4.5%       4.5%       4.5%
Expected long-term rate of return on
  plan assets............................    9.0%       9.0%       9.0%

     The following table sets forth the funded status and amounts recognized in the Company's consolidated balance sheets at June 30, 1995, and 1994 for the plans:

(In thousands)
                                                  1995          1994
                                                --------      --------
Projected benefit obligation:
  Vested benefit obligation.................    $168,843      $183,120
  Non-vested benefits.......................       6,488        10,684
                                                 -------       -------
  Accumulated benefit obligation............     175,331       193,804
  Effect of projected future compensation
    levels..................................       5,815         4,418
                                                 -------       -------
                                                 181,146       198,222

Plan assets at fair value...................     212,477       239,756
                                                 -------       -------
Plan assets in excess of projected benefit
  obligations...............................      31,331        41,534

Unrecognized net loss.......................      42,720        35,843
Unrecognized prior service cost.............         329           411
Unrecognized net transition assets..........        (190)         (594)
Additional minimum liability for one defined
  plan......................................        --          (2,166)
                                                 -------       -------
Prepaid pension cost prior to SFAS 109
  implementation............................      74,190        75,028
Effect of SFAS 109 implementation...........     (14,623)      (13,400)
                                                 -------       -------
Prepaid pension cost (a)....................    $ 59,567      $ 61,628
                                                 =======       =======

(a) Does not include excess liabilities over plan assets of $1,405,000, net of tax at June 30, 1994.

     Plan assets include Class A Common Stock of TFC valued at $2,763,000, and $3,172,000 at June 30, 1995 and 1994, respectively. Substantially all of the plan assets are invested in listed stocks and bonds.

     Postretirement Health Care Benefits
     -----------------------------------

     Effective July 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 106 ("SFAS 106"), "Employers' Accounting for Postretirement Benefits Other than Pensions". The standard requires that the expected cost of postretirement benefits be accrued and charged to expense during the years the employees render the service. This is a significant change from the Company's previous policy of expensing these costs for active employees when paid.

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

     The Company provides health care benefits for most retired employees. Postretirement health care expense from continuing operations totaled $1,388,000, $1,948,000, and $1,366,000 for the years ended June 30, 1995,
1994 and 1993, respectively. The Company has accrued approximately $33,778,000 and $35,386,000 as of June 30, 1995 and 1994, respectively, for postretirement health care benefits related to discontinued operations. This represents the cumulative discounted value of the long-term obligation and includes interest expense of $3,185,000, $3,011,000 and $4,866,000 for the years ended June 30, 1995, 1994 and 1993, respectively. The components of expense in 1995 and 1994 are as follows:

  (In thousands)
                                                      1995       1994
                                                     -------    -------
  Service cost of benefits earned...................$    321   $    437
  Interest cost on liabilities......................   4,385      4,526
  Net amortization and deferral.....................    (133)        (4)
                                                     -------    -------
  Net periodic postretirement benefit cost..........$  4,573   $  4,959
                                                     =======    =======

     The following table sets forth the funded status for the Company's postretirement health care benefit plans at June 30, 1995 and 1994:

  (In thousands)

                                                      1995        1994
                                                     -------    -------
  Accumulated postretirement benefit obligations:
    Retirees........................................$ 45,970   $ 48,556
    Fully eligible active participants..............     531        497
    Other active participants.......................   5,741      4,962
                                                     -------    -------
  Accumulated postretirement benefit obligation.....  52,242     54,015
  Unrecognized net loss.............................     223        113
                                                     -------    -------
  Accrued postretirement benefit liability..........$ 52,019   $ 53,902
                                                     =======    =======

     The accumulated postretirement benefit obligation was determined using a discount rate of 8.5%, and a health care cost trend rate of 8.0% and 7.5% for pre-age-65 and post-age-65 employees, respectively, gradually decreasing to 4.5% and 4.5%, respectively, in the year 2003 and thereafter.

     Increasing the assumed health care cost trend rates by 1% would increase the accumulated postretirement benefit obligation as of June 30, 1995, by approximately $2,385,000, and increase the net periodic postretirement benefit cost by approximately $263,000 for Fiscal 1995.

9.   INCOME TAXES
     ------------

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

     The provision (benefit) for income taxes from continuing operations is summarized as follows:

     (In thousands)
                                        1995        1994        1993
                                      --------    --------    --------
      Current:
        Federal....................   $    311    $ 13,842    $ (6,969)
        State......................      1,630         635       1,002
        Foreign....................      1,808         204       1,453
                                       -------     -------     -------
                                         3,749      14,681      (4,514)
      Deferred:
        Federal....................     (2,698)     21,535         960
        State......................       (232)        243          26
                                       -------     -------     -------
                                        (2,930)     21,778         986
                                       -------     -------     -------
     Net tax provision (benefit)...   $    819    $ 36,459    $ (3,528)
                                       =======     =======     =======

     The income tax provision (benefit) for continuing operations differs from that computed using the statutory Federal income tax rate of 35% in 1995 and 1994 and 34% in 1993 for the following reasons:

(In thousands)
                                         1995        1994        1993
                                       --------    --------    --------
Computed statutory amount............  $ (5,922)   $ 30,386    $ (6,277)
State income taxes, net of
  applicable Federal tax benefit.....       828         655         678
Foreign Sales Corporation benefits...      --          (350)       (340)
Nondeductible acquisition valuation
  items..............................     1,947       4,386       2,004
Equity income and dividends..........      --          --        (2,531)
Tax on foreign earnings, net of tax
  credits............................     3,155         141       3,361
Difference between book and tax
  basis of assets acquired and
  liabilities assumed................     1,366       1,366         582
Other................................      (555)       (125)     (1,005)
                                        -------     -------     -------
Net tax provision (benefit)..........  $    819    $ 36,459    $ (3,528)
                                        =======     =======     =======

     The following table is a summary of the significant components of the Company's deferred tax assets and liabilities as of June 30, 1995 and 1994:

(In thousands)
                                                      1995                     1994
                                                    Deferred                 Deferred
                                       June 30,   (Provision)   June 30,   (Provision)
                                         1995        Benefit      1994        Benefit
                                       --------   -----------   --------   -----------
Deferred tax assets:
  Accrued expenses...................  $  6,933    $ (2,006)    $  8,939    $  1,801
  Asset basis differences............     1,875      (4,894)       6,769      (8,927)
  Employee compensation and benefits.     5,372         174        5,198        (856)
  Environmental reserves.............     5,249      (1,202)       6,451        (267)
  Credit carryforwards...............     2,891        --          2,891        --
  Postretirement benefits............    20,607         529       20,078        (125)
  Other..............................     3,115       1,396        1,719      (3,944)
                                        -------     -------      -------     -------
                                         46,042      (6,003)      52,045     (12,318)
Deferred tax liabilities:
  Asset basis differences............   (39,830)      3,951      (43,781)         (9)
  Inventory..........................    (6,694)      3,176       (9,870)      1,310
  Pensions...........................   (19,759)      1,074      (20,833)         20
  Other..............................   (10,669)        732      (11,401)     (9,494)
                                        -------     -------      -------     -------
                                        (76,952)      8,933      (85,885)     (8,173)
                                        -------     -------      -------     -------
                                        (30,910)      2,930      (33,840)    (20,491)
Less amount related to accounting change   --          --           --         1,287
                                        -------     -------      -------     -------
Net deferred tax liability...........  $(30,910)   $  2,930     $(33,840)   $(21,778)
                                        =======     =======      =======     =======
The amounts included in the balance sheet are as follows:

Prepaid expense and other current assets:
  Current deferred...................  $  9,075                 $   --
  Tax receivable.....................     2,783                     --
                                        -------                  -------
                                       $ 11,858                 $   --
                                        =======                  =======

Other assets:
  Tax receivable                       $   --                   $ 14,109
                                        =======                  =======

Income taxes (receivable) payable:
  Current deferred.................... $   --                   $ (6,859)
  Tax payable.........................     --                     24,123
                                        -------                  -------
                                       $   --                   $ 17,264
                                        =======                  =======
Noncurrent income tax liabilities:
  Noncurrent deferred................. $ 39,985                 $ 40,699
  Other...............................    4,150                  (11,878)
                                        -------                  -------
                                       $ 44,135                 $ 28,821
                                        =======                  =======

     For Fiscal 1993 prior to its change in its method of accounting for taxes, the deferred income tax component of the income tax provision for continuing operations consists of the effect of timing differences related to:

(In thousands)
                                         1993
                                       --------
Compensation and other wage
  related............................  $    813
Pension expense and reversion........       201
Depreciation.........................     2,839
Investment earnings..................      --
Other................................    (2,867)
                                        -------
                                       $    986
                                        =======

     Domestic income taxes, less allowable credits, are provided on the unremitted income of foreign subsidiaries and affiliated companies, to the extent that such earnings are intended to be repatriated. No domestic income taxes or foreign withholding taxes are provided on the undistributed earnings of foreign subsidiaries and affiliates that are considered permanently invested, or which would be offset by allowable foreign tax credits. At June 30, 1995, the amount of domestic taxes payable upon distribution of such earnings was not significant.

     In the opinion of management, adequate provision has been made for all income taxes and interest, and any liability that may arise for prior periods will not have a material effect on the financial condition or results of operations of the Company.

10.  MINORITY INTEREST IN CONSOLIDATED SUBSIDIARIES
     ----------------------------------------------

     The Company includes $23,804,000 and $23,981,000 of minority interest on its balance sheet at June 30, 1995 and 1994, respectively, represented by the
Series C Preferred Stock of FII.    The Series C Preferred Stock of FII has
an annual dividend requirement of $4.25 per share through July 21, 1999, and $7.00 per share thereafter. The Company purchased 4,100 and 800 shares of FII's Series C Preferred Stock in Fiscal 1995 and 1994, respectively. There were 553,460 and 557,560 shares outstanding at June 30, 1995 and 1994, respectively. Series C Preferred Stock is listed on the New York Stock Exchange ("NYSE").

11.  REDEEMABLE PREFERRED STOCK OF SUBSIDIARY
     -----------------------------------------

     The Company has classified the outstanding shares of Series A Preferred Stock of FII as a long-term liability. The Series A Preferred Stock has a mandatory redemption value of $45.00 per share and an annual dividend requirement of $3.60 per share. Annual mandatory redemptions of 165,564 shares at $45.00 per share plus any dividend in arrears began in January 1989. FII has the option of redeeming any or all of its shares, at $45.00 per share. Due to the merger of FII in August 1989 with the Company, holders of the Series A Preferred Stock are entitled, at their option, but subject to compliance with certain covenants under FII's Credit Agreement, to redeem their shares for $27.18 in cash.

     The Company purchased 26,900 and 4,000 shares of FII's Series A Preferred Stock in Fiscal 1995 and 1994, respectively. Effectively, there were 393,801 and 420,701 shares outstanding at June 30, 1995 and June 30, 1994, respectively. Series A Preferred Stock is listed on the NYSE.

     Annual maturity redemption requirements for redeemable preferred stock as of June 30, 1994, are as follows: $2,820,000 for 1996, $7,450,000 for
1997, and $7,450,000 for 1998.

12.  FAIR VALUE OF FINANCIAL INSTRUMENTS
     -----------------------------------

     Statement of Financial Accounting Standards No. 107, ("SFAS 107") "Disclosures about Fair Value of Financial Instruments", requires disclosures of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. SFAS 107 excludes certain financial instruments and all non-financial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

     The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

     The carrying amount reported in the balance sheet approximates the fair value for cash and cash equivalents, short-term borrowings, current maturities of long-term debt, and all other variable rate debt (including borrowings under the Credit Agreement).

     Fair values for equity securities, long-term public debt issued by the Company, and publicly issued preferred stock of FII are based on quoted market prices, where available. For equity securities not actively traded, fair values are estimated by using quoted market prices of comparable instruments or, if there are no relevant comparables, on pricing models or formulas using current assumptions. The fair value of limited partnerships, other investments, and notes receivable are estimated by discounting expected future cash flows using a current market rate applicable to the yield, considering the credit quality and maturity of the investment.

     The fair value for the Company's other fixed rate long-term debt is estimated using discounted cash flow analyses, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements.

     Fair values for the Company's off-balance-sheet instruments (letters of credit, commitments to extend credit, and lease guarantees) are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counter parties' credit standing. The fair value of the Company's off-balance-sheet instruments at June 30, 1995, is not material.

     The carrying amounts and fair values of the Company's financial instruments at June 30, 1995 and June 30, 1994 are as follows:

                                                June 30, 1995               June 30, 1994
                                             ------------------          ------------------
                                             Carrying     Fair           Carrying     Fair
(In thousands)                                Amount      Value           Amount      Value
                                             --------     -----          --------     -----
  Cash and cash equivalents...............   $ 64,174    $ 64,174      $ 94,220    $ 94,220
  Investment Securities:
    Short-term equity securities..........      3,968       3,968         2,969       2,969
    Short-term limited partnerships.......         12          12         2,899       2,899
    Short-term other investments..........         65          99           710         803
    Long-term equity securities...........       --          --           2,006       2,006
    Long-term limited partnerships........        346         346         3,396       3,508
    Long-term Bidermann investment........       --          --           9,314       9,314
  Notes Receivable:
    Current...............................       --          --           1,275       1,229
    Long-term.............................       --          --           5,671       6,077
  Short-term debt.........................      5,448       5,448         3,974       3,974
  Long-term debt:
    Bank credit agreement.................    126,396     126,396        97,315      97,315
    Subordinated debentures and senior
      notes...............................    213,687     212,912       215,091     212,307
    Industrial revenue bonds..............      1,500       1,500         1,500       1,500
    Capitalized leases....................      1,253       1,253         3,302       3,302
    Other.................................      4,788       4,788         6,278       6,278
  Minority interest in FII................     23,804      20,755        23,981      21,675
  Redeemable preferred stock of subsidiary     17,722      14,571        18,932      15,461

13.  RESTRUCTURING CHARGES
     ---------------------

     In Fiscal 1994 and 1993, the Company recorded the restructuring charges in the Aerospace Fasteners segment in the categories shown below. Except for the costs included in the other category (see note (d) below), all costs classified as restructuring were the direct result of formal plans to close plants, to terminate employees, or to exit product lines. Substantially all of these plans have been executed. These charges were either incurred during the year shown or shortly after each year end. Other than a reduction in the Company's existing cost structure and manufacturing capacity, none of the restructuring charges resulted in future increases in earnings or represented an accrual of future costs. The costs included in restructuring were predominately non-recurring in nature and to a large degree, non-cash charges.

(In thousands)

SIGNIFICANT COMPONENTS                             1994      1993
- ----------------------                            ------    ------
Write off of goodwill related to discontinued
  products lines................................ $ 6,959   $  --
Write down of inventory to net realizable value
 related to discontinued product lines (a)......   2,634       540
Write down of fixed assets related to
 discontinued product lines.....................   3,000     3,465
Severance benefits for terminated employees
 (substantially all paid within twelve months)..     471     4,213
Plant closings facility costs (b)...............     851     3,164
Relocation of business from closed plant in
 New Jersey to California (c)...................   1,795     1,884
Contract termination claims.....................     128       --
Lease penalty for closed plant..................     --        388
Other (d).......................................   3,022     1,815
                                                  ------    ------
                                                 $18,860   $15,469
                                                  ======    ======

(a) Write down was required because product line was discontinued, otherwise inventory would have been sold at prices in excess of book value.
(b) Includes lease settlements, write offs of leasehold improvements, maintenance, restorations and clean up costs.
(c) Principally consists of costs to move equipment, inventory, tooling and personnel.
(d) Includes costs associated with a requalification of product lines by a customer, nonrecurring costs of cellularization and reengineering of manufacturing processes and methods.

14.  UNUSUAL ITEMS
     -------------

     On January 17, 1994, the Company's Chatsworth, California Aerospace Fasteners manufacturing facility suffered extensive damage from the Southern California earthquake. As a result, the Company relocated the Chatsworth manufacturing operations to its other Southern California facilities. This disruption caused increased costs and reduced revenues in the Fiscal 1994, and has negatively affected Fiscal 1995 as well. While the Company carries insurance for both business interruption and property damage caused by earthquakes, the policy has a 5% deductible. The Company recorded an unusual pretax loss of $4,000,000 in Fiscal 1994 to cover the estimated net cost of the damages and related business interruption caused by the earthquake. In addition, the Company recorded a write down of $2,000,000 in Fiscal 1994, relating to this real estate which is now included in net assets held for sale.

15.  RELATED PARTY TRANSACTIONS
     --------------------------

     Corporate office administrative expense recorded by FII was billed to the Company on a monthly basis during 1995, 1994 and 1993. These costs represent the cost of services incurred on behalf of the Company. In addition, TFC billed the Company for services performed by TFC on behalf of the Company in 1995. The Company has reimbursed FII and TFC for these services.

     The Company has entered into a tax sharing agreement with TFC whereby the Company is included in the consolidated federal income tax return of TFC. The Company makes payments to TFC based on the amount of federal income taxes, if any, it would have paid had it filed a separate federal income tax return.

     The Industrial Products segment had intercompany sales to direct subsidiaries of TFC, the Company's parent, of $5,468,000 in 1995. These sales are included in the total revenues of the Company.

     The Aerospace Fasteners segment had sales to Banner Aerospace, Inc. a 47.2% affiliate of the Company, of $5,494,000, $5,680,000 and $8,750,000 in
1995, 1994 and 1993, respectively.

16.  COMMITMENTS AND CONTINGENCIES
     -----------------------------

     Leases
     ------

     The Company leases certain of its facilities and equipment under capital and operating leases. The following is an analysis of the assets under capital leases included in property, plant and equipment:

     (In thousands)
                                           June 30,
     Description                             1995
     ----------                           --------
     Building and improvements.........    $    422
     Machinery and equipment...........      12,688
     Furniture and fixtures............         297
     Less:  Accumulated depreciation...      (7,167)
                                            -------
                                           $  6,240
                                            =======

Future minimum lease payments:

                                           Operating          Capital
(In thousands)                              Leases            Leases
                                            ------            ------
     1996.............................     $ 8,508           $ 1,109
     1997.............................       7,516               244
     1998.............................       7,428                 8
     1999.............................       6,812              --
     2000.............................       7,284              --
                                            ------            ------
                                           $37,548             1,361
                                            ======
Less:  Amount representing interest........................     (108)
                                                              ------
Present value of capital lease obligations.................  $ 1,253
                                                              ======

     Rental expense under all leases amounted to $10,811,000, $7,193,000 and $9,575,000 for the years ended June 30, 1995, 1994, and 1993, respectively.

     In connection with the sale of Metro Credit Corporation, the Company remained contingently liable as a guarantor of the payment and performance of obligations of third party lessees under aircraft leases, which call for aggregate annual base lease payments of approximately $3,094,000 in 1996, and approximately $7,942,000 over the remaining 4-year guaranty period. In each case, the Company has been indemnified by the purchasers and lessors from any losses related to such guaranties.

Government Claims
- -----------------

     The Corporate Administrative Contracting Officer (the "ACO"), based upon the advice of the United States Defense Contract Audit Agency, has made a determination that FII did not comply with Federal Acquisition Regulations and Cost Accounting Standards in accounting for (i) the 1985 reversion to FII of certain assets of terminated defined benefit pension plans, and (ii) pension costs upon the closing of segments of FII's business. The ACO has directed FII to prepare cost impact proposals relating to such plan terminations and segment closings and, following receipt of such cost impact proposals, may seek adjustments to contract prices. The ACO alleges that substantial amounts will be due if such adjustments are made. The Company believes it has properly accounted for the asset reversions in accordance with applicable accounting standards. The Company had discussions with the government to attempt to resolve these pension accounting issues.

Civil Litigation
- ----------------

     Maurice Bidermann Litigation
     ----------------------------

     The Company obtained a judgment in the United States District for the Southern District of New York, for $12,947,000, plus interest, against Maurice Bidermann ("Bidermann") for breach of an agreement under which Bidermann was to have acquired the Company's interest in Bidermann Industries USA, Inc. ("BIUSA"), for approximately $22,500,000, of which Bidermann paid $10,000,000, and then defaulted. In June 1995, the Company settled this claim for approximately $12,000,000, in addition to the $10,000,000 previously collected, and transferred its interest in BIUSA to third parties.

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

     As of June 30, 1995, the consolidated total recorded liabilities of the Company for environmental matters totalled $14,087,000. As of June 30, 1995, the estimated probable exposures for these matters was $13,918,000. It is reasonably possible the Company's total exposure for these matters could be approximately $22,870,000.

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

17.  BUSINESS SEGMENTS
     -----------------

     The Company's operations are conducted in three principal business segments. The Aerospace Fasteners segment includes the manufacture of high performance specialty fasteners and fastening systems. The Industrial Products segment is engaged in (i) the manufacture of tooling and injection control systems for the plastic injection molding and die casting industries,
(ii) the supply of modems for use in high speed digitized voice and data communications, and (iii) the designing and manufacturing of wet processing tools, equipment and systems. The Communications Services segment provides telecommunication services to office buildings and sells, installs and maintains telecommunications systems for business and governmental customers. Intersegment sales are insignificant to the sales of any segment.

     Identifiable assets represent assets that are used in the Company's operations in each segment at year end. Corporate assets are principally in cash, marketable securities, prepaid pension costs, assets held for sale, and property maintained for general corporate purposes.

     The Company's financial data by business segment is as follows:

(In thousands)
                                          1995         1994         1993
                                       ---------    ---------    ---------
Sales by Business Segment:
  Aerospace Fasteners..............   $  219,129   $  203,456   $  247,080
  Industrial Products (a)..........      217,596      166,499      148,449
  Communications Services..........      108,710       74,190       68,038
                                       ---------    ---------    ---------
Total Segment Sales................   $  545,435   $  444,145   $  463,567
                                       =========    =========    =========
Operating Income (Loss) by Segment:
  Aerospace Fasteners (b)..........   $  (14,073)  $  (32,208)  $  (15,398)
  Industrial Products (a)..........       21,319       21,024       19,081
  Communications Services..........       18,498       16,483       14,688
                                       ---------    ---------    ---------
Total Segment Operating Income.....       25,744        5,299       18,371

  Corporate Administrative Expense.       (9,902)      (8,023)      (6,310)
  Other Corporate (Expense)Income..         (321)       3,194        5,409
                                       ---------    ---------    ---------
Total Consolidated Operating Income   $   15,521   $      470   $   17,470
                                       =========    =========    =========
Capital Expenditures:
  Aerospace Fasteners..............   $    4,974   $    4,320   $    5,711
  Industrial Products..............        4,931        3,997        4,002
  Communications Services..........       10,349        7,775        5,792
  Corporate and Other..............          398          126           39
                                       ---------    ---------    ---------
Total Capital Expenditures.........   $   20,652   $   16,218   $   15,544
                                       =========    =========    =========
Depreciation and Amortization:
  Aerospace Fasteners..............   $   15,619   $   14,373   $   14,280
  Industrial Products..............        7,385        6,765        6,154
  Communications Services..........       10,329        8,948        7,936
  Corporate and Other..............        3,427        3,489        3,157
                                       ---------    ---------    ---------
Total Depreciation and Amortization   $   36,760   $   33,575   $   31,527
                                       =========    =========    =========

Identifiable Assets at June 30,:
  Aerospace Fasteners..............   $  290,465   $  306,008   $  337,185
  Industrial Products..............      185,458      164,632      146,754
  Communications Services..........      108,666       79,087       78,752
  Corporate and Other..............      316,443      340,461      368,029
                                       ---------    ---------    ---------
Total Identifiable Assets..........   $  901,032   $  890,188   $  930,720
                                       =========    =========    =========

(a) - Included in Fiscal 1995 and 1994 are the results of Fairchild Data
Corporation. Sales from this division, formerly included in net assets held for sale, and not included in the results of operations, were $15,432,000 for Fiscal 1993. The impact of this division's earnings on the Fiscal 1993 period was immaterial.

(b) - Includes charges to reflect the cost of restructuring of $18,860,000 and $15,469,000 in Fiscal 1994 and 1993, respectively, and an unusual loss from earthquake damage and business interruption of $4,000,000 in Fiscal
1994.

18.  FOREIGN OPERATIONS AND EXPORT SALES
     -----------------------------------

     The Company's operations are located primarily in the United States and Europe. Inter-area sales are not significant to the total sales of any geographic area. The Company's financial data by geographic area is as follows:

(In thousands)
                                         1995         1994         1993
                                       ---------    ---------    ---------
Sales by Geographic Area:
  United States....................   $  413,430   $  358,614   $  369,343
  Europe...........................      121,226       76,366       85,479
  Other............................       10,779        9,165        8,745
                                       ---------    ---------    ---------
Total Sales                           $  545,435   $  444,145   $  463,567
                                       =========    =========    =========
Operating Income by Geographic Area:
  United States....................   $   23,654   $   (1,011)  $   15,390
  Europe...........................          785        5,847        2,034
  Other............................        1,305          463          947
                                       ---------    ---------    ---------
Total Segment Operating Income.....   $   25,744   $    5,299   $   18,371
                                       =========    =========    =========
Identifiable Assets by Geographic
Area at June 30,:
  United States....................   $  479,086   $  458,621   $  479,751
  Europe...........................      106,428       86,545       78,176
  Other............................        9,465        4,561        4,764
  Corporate and other assets.......      306,053      340,461      368,029
                                       ---------    ---------    ---------
Total Identifiable Assets..........   $  901,032   $  890,188   $  930,720
                                       =========    =========    =========

     Export sales are defined as sales to customers in foreign countries by the Company's domestic operations. Export sales amounted to the following:

(In thousands)
                                         1995         1994         1993
                                       ---------    ---------    ---------
Export Sales
  Europe...........................   $   16,547   $   12,692   $   15,297
  Other............................       18,469       16,593       13,546
                                       ---------    ---------    ---------
Total Export Sales.................   $   35,016   $   29,285   $   28,843
                                       =========    =========    =========

19.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
     -------------------------------------------

                                      First    Second     Third    Fourth
(In thousands)                       Quarter   Quarter   Quarter   Quarter
                                     --------  --------  --------  --------
1995:
  Sales...........................   $121,393  $125,929  $150,755  $147,358
  Gross profit....................     32,253    28,397    35,734    30,043
  Loss from continuing operations.     (2,312)   (3,926)   (3,771)   (7,731)
  Loss on disposal of discontinued
    operations....................        (25)      (25)     (215)      (25)
  Net loss........................     (2,337)   (3,951)   (3,986)   (7,756)
1994:
  Sales...........................   $110,491  $108,830  $112,836  $111,988
  Gross profit....................     22,962    25,875    27,138    30,289
  Earnings (loss) from continuing
    operations....................     (6,761)   76,680    (5,159)  (14,401)
  Extraordinary items, net........       --        --        (147)      (96)
  Cumulative effect of change in
    accounting for postretirement
    benefits, net.................     (8,015)     --        --        --
  Cumulative effect of change in
    accounting for income taxes,
    net...........................     (7,999)     --        --         --
  Net earnings (loss).............    (22,775)   76,680    (5,306)   (14,497)

     Earnings (loss) from continuing operations in the fourth quarter of Fiscal 1995, include adjustments to inventories and receivables of the Company's Aerospace Fasteners segment, to reflect required valuation allowances against these assets. Charges to reflect the cost of restructuring the Company's Aerospace Fasteners Segment, of $9,903,000 and $8,957,000 in the second and fourth quarters of Fiscal 1994, respectively, are included in earnings (loss) from continuing operations. The Company recorded an unusual loss in the third and fourth quarter of Fiscal 1994, of $3,200,000 and $2,800,000, respectively, to cover the estimated net cost of the damages and related business interruption caused by an earthquake and the related write down of real estate and other assets.

     The second quarter of Fiscal 1994 includes non-recurring income of $129,094,000, net pre-tax, from the gain on the sale of the Company's 43.9% stock interest in Rexnord.

     Extraordinary items relate to the early extinguishment of debt by the Company. (See Note 4).

     The fiscal 1994 first and second quarter data presented vary from the amounts previously reported in each of their respective Form 10-Q filings due to the Company's decision not to sell a division which was included in net assets held for sale, and not included in the results of operations. Sales from the division were $4,141,000 and $3,438,000 in the first and second quarters, respectively, of Fiscal 1994. Earnings from the division had no material effect during these periods.

                   Report of Independent Public Accountants
                   ----------------------------------------


To RHI Holdings, Inc.:

We have audited the accompanying consolidated balance sheets of RHI Holdings, Inc. (a Delaware corporation and wholly-owned subsidiary of The Fairchild Corporation and formerly known as Rexnord Holdings Inc.) and subsidiaries as of June 30, 1995 and 1994, and the related consolidated statements of earnings, stockholder's equity, and cash flows for the years ended June 30, 1995, 1994 and 1993. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of RHI Holdings, Inc. and subsidiaries as of June 30, 1995 and 1994, and the results of their operations and their cash flows for the years ended June 30, 1995, 1994 and 1993, in conformity with generally accepted accounting principles.

As discussed in Notes 8 and 9 to the consolidated financial statements, effective July 1, 1993, the Company changed its methods of accounting for postretirement benefits other than pensions, and income taxes.




                                        Arthur Andersen LLP

Washington, D.C.
September 15, 1995

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

     Item 10 of Form 10-K is omitted in accordance with General Instruction J(2)(c), Omission of Information by Certain Wholly-owned Subsidiaries.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
- ---------------------------------------------------------------------------

The following documents are filed as a part of this Form 10-K:


(a)(1)  Financial Statements

        All financial statements of the registrant as set forth under Item 8 of this report on Form 10-K.

(a)(2)  Financial Statement Schedules and Independent Auditors' Report

    Schedule Number               Description                   Page Number
    ---------------               -----------                   -----------

         II            Valuation and Qualifying Accounts            67



All other schedules are omitted because they are not required, are inapplicable, or the information is included in the consolidated financial statements or notes thereto.

                  Report of Independent Public Accountants
                  ----------------------------------------


To RHI Holdings, Inc.:

We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of RHI Holdings, Inc. (formerly known as Rexnord Holdings Inc.) and subsidiaries included in this Form 10-K and have issued our report thereon dated September 15, 1995. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index on the preceeding page is the responsibility of the Company's management and is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.




                                          Arthur Andersen LLP

Washington, D.C.
September 15, 1995

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

4(c) Second Supplemental Indenture between Rexnord Holdings, Inc., now known as RHI Holdings, Inc. ("RHI") (as successor to Rexnord) and Irving Trust Company dated as of August 16, 1988, to the Rexnord Senior Indenture (incorporated by reference to the 1988 10-K).

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

 4(h) Second Supplemental Indenture among Rexnord, RHI and First Wisconsin Trust Company dated as of August 16, 1988, to the Rexnord Indenture (incorporated by reference to the 1988 10-K).

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

 10(a) Restated and Amended Credit Agreement dated as of July 27, 1992 (incorporated by reference in the 1993 10-K).

 10(a)(i) Amendment No. 1 dated as of June 30, 1993 to Restated and Amended Credit Agreement dated as of July 27, 1992 (incorporated by reference in the 1993 10-K).

 10(a)(ii) Amendment No. 2, dated as of October 1, 1993, to Restated and
           Amended Credit Agreement dated as of July 27, 1992 (incorporated by reference in the 1994 10-K).

 10(a)(iii)Amendment No. 3, dated as of December 23, 1993, to Restated and Amended Credit Agreement dated as of July 27, 1992
           (incorporated by reference in the 1994 10-K).

 10(a)(iv) Amendment No. 4, dated as of March 31, 1994, to Restated and Amended Credit Agreement dated as of July 27, 1992
           (incorporated by reference in the 1994 10-K).

*10(a) (v) Amendment No. 5, dated as of July 29, 1994, Restated and
           Amended Credit Agreement dated as of July 27, 1992.

*10(a)(vi) Amendment No. 6, dated as of October 15, 1994, to Restated and
           Amended Credit Agreement dated as of July 27, 1992.

*10(a)(vii)Amendment No. 7, dated as of January 18, 1995, to Restated and
           Amended Credit Agreement dated as of July 27, 1992.

*10(a)(viii)Amendment No. 8, dated as of February 15, 1995, to Restated and
           Amended Credit Agreement dated as of July 27, 1992.

*10(a)(ix) Amendment No. 9, dated as of May 25, 1995, to Restated and
           Amended Credit Agreement dated as of July 27, 1992.

*10(a)(x)  Amendment No. 10, dated as of June 30, 1995, to Restated and
           Amended Credit Agreement dated as of July 27, 1992.

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

 10(d) Securities Purchase Agreement dated as of August 15, 1988, by and among Registrant, Rex-PT, Inc. ("Rex-PT"), Rex-PT Holdings Inc. ("Rex-PT Holdings") and certain Purchasers, including (i) as
           Exhibit 2, Debt Registration Rights Agreement dated as of August 15, 1988, by and among Rex-PT and certain Purchasers, (ii) as
           Exhibit 3, Common Stock Registration Rights Agreement dated as of August 16, 1988, by and among Rex-PT Holdings and certain Purchasers, and (iii) as Exhibit 4, Stockholders' Agreement dated as of August 16, 1988, by and among Registrant, Rex-PT Holdings, RHI and certain holders of Rex-PT Holdings common stock (incorporated by reference to the August 16, 1988 8-K).

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

 10(h)     Form of Stockholders' Agreement among Rex-PT Holdings,
           Registrant, RHI and Rex-PT Investors (incorporated by reference to the September 29, 1988 8-K).

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

 10(l) Form of Common Stock Registration Rights Agreement between Rex-PT Holdings and RHI (incorporated by reference to the September 29, 1988 8-K).

 10(m) Form of Registration Rights Agreement between Rex-PT Holdings, RHI and certain purchasers (incorporated by reference to the September 29, 1988 8-K).

 10(n) Form of Registration Rights Agreement between Rex-PT Holdings, RHI and certain purchasers (incorporated by reference to the September 29, 1988 8-K).

 10(o) Form of Amended and Restated Stockholders' Agreement between Rex-PT Holdings, Registrant, RHI and certain investors
           (incorporated by reference to the September 29, 1988
           8-K).

 10(p) Share Purchase Agreement dated October 4, 1988, by and between Rexnord Holdings, Registrant, ChemRex Inc. and SKW Alloys, Inc., ABM Investments Ltd., SKW Bauchemie GmbH and SKW Trostberg Ag (incorporated by reference to Registrant's Current Report on Form 8-K dated November 15, 1988 (the "November 15, 1988 8-K")).

 10(q) Asset Purchase Agreement dated November 15, 1988, by and among RHI, ChemRex Inc. and J.W. Brett, Inc. (incorporated by reference to the September 29, 1988 8-K).

 10(r) Asset Purchase Agreement dated as of December 16, 1988, between RHI and Ilium Industries, Inc. (the "Ilium Agreement"); Amendment to the Ilium Agreement dated as of February 21, 1989; and Second Amendment to the Ilium Agreement dated as of March 15, 1989) (incorporated by reference to Registrant's Current Report on Form 8-K dated March 17, 1989).

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

 10(u) Agreement dated as of June 28, 1992, between Banner Investments, Inc. and Registrant (incorporated by reference to 1992 10-K).

 10(v) Agreement dated as of June 26, 1993, between Banner Investments, Inc. and Registrant (incorporated by reference to 1993 10-K).

 10(w) Exchange and Standstill Agreement dated July 19, 1993, among The Fairchild Corporation, Registrant, RHI and Rex-PT Holdings, Inc. (incorporated by reference to 1993 10-K).

 10(x) Registration Rights Agreement dated July 9, 1993 between Rexnord Corporation and RHI (incorporated by reference to 1994 10-K).

 10(y) Allocation Agreement dated April 13, 1993 by and among The Fairchild Corporation, RHI, Rex-PT Holdings, Rexnord Corporation, Rexnord Puerto Rico, Inc. and Rexnord
           Canada Limited (incorporated by reference to 1993 10-K).

 10(z) Trademark Purchase Agreement dated April 13, 1993 by and between Rexnord Corporation and RHI (incorporated by reference to 1993 10-K).

 10(a)(a) Purchase Agreement by and between BTR Dunlop Holdings, Inc., The Fairchild Corporation and Registrant dated as of December 2, 1993 (incorporated by reference to Registrant's Current Report on Form 8-K dated December 23, 1993).

*22        Significant subsidiaries of RHI Holdings, Inc.

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

                                RHI HOLDINGS, INC.

                                Registrant

                                By:  Michael T. Alcox
                                     ------------------------
                                     Vice President and
                                     Chief Financial Officer

                                Date:  September 26, 1995

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated:

     Name, Title, Capacity                        Date
     ---------------------                        ----

     Jeffrey J. Steiner
     -------------------------------             September 26, 1995
     Chairman, Chief Executive
     Officer, President and Director

     Michael T. Alcox
     -------------------------------             September 26, 1995
     Senior Vice President, Chief
     Financial Officer and Director

     Frederick W. McCarthy
     -------------------------------             September 26, 1995
     Director

     Irving Levine
     -------------------------------             September 26, 1995
     Director

                               RHI HOLDINGS, INC.
               SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                 (In thousands)


     Changes in allowance for doubtful accounts are as follows:

                                  For the years ended June 30,
                                  ---------------------------
                                   1995       1994       1993
                                  -----      -----      -----
Beginning balance............    $3,314     $1,746     $1,702
Charged to costs and expenses     2,645      1,124        820
Charged to other accounts (1)       110      1,410        149
Amounts written off..........      (654)      (966)      (925)
                                  -----      -----      -----
Ending balance...............    $5,415     $3,314     $1,746
                                  =====      =====      =====

(1) Recoveries of amounts written off in prior periods and foreign currency translation. Included in Fiscal 1994 is $1,179,000 relating to the acquisition of a subsidiary.