Form 10-Q
period 1995-10-01
RHI HOLDINGS INC
filed 1995-11-14
CIK 83573

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                             --------------------
                                   FORM 10-Q
                             --------------------

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended October 1, 1995

                        Commission File Number:  1-373

                               RHI HOLDINGS, INC.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

          Delaware                                     34-1545939
-------------------------------                    -------------------
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

                                                        Outstanding at
Class                                                    October 1, 1995
-----                                                   ---------------
Common Stock, $1.00 par value                               100,000

Registrant meets the conditions set forth in general instructions H(1)(a) and
(b) of Form 10-Q and is therefore filing this form with reduced disclosure format.

             RHI HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES*

                                    INDEX

PART I.     FINANCIAL INFORMATION                                       Page

            Item 1.    Financial Statements

                       Condensed Consolidated Balance Sheets as of
                       October 1, 1995 (Unaudited) and June 30, 1995      3

                       Consolidated Statements of Earnings for
                       the Three Months Ended October 1, 1995
                       and October 2, 1994 (Unaudited)                    5

                       Condensed Consolidated Statements of Cash
                       Flows for the Three Months Ended October 1,
                       1995 and October 2, 1994 (Unaudited)                6

                       Notes to Condensed Consolidated Financial
                       Statements (Unaudited)                             7


            Item 2.    Management's Discussion and Analysis
                       of Results of Operations and Financial
                       Condition                                         11

PART II.    OTHER INFORMATION

            Item 1.    Legal Proceedings                                 17

            Item 6.    Exhibits and Reports on Form 8-K                  17


*For purposes of Part I of this Form 10-Q, the term "Company" means RHI
 Holdings, Inc., and its subsidiaries, unless otherwise indicated. For purposes of Part II, the term "Company" means RHI Holdings, Inc. unless otherwise indicated.

                       PART 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements

             RHI HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES
                  CONDENSED CONSOLIDATED BALANCE SHEETS
                             (In thousands)
                                                October 1,       June 30,
ASSETS                                             1995            1995
------                                         ------------    ------------
                                                (Unaudited)         (*)
Current Assets:
Cash and cash equivalents, $4,463 and $545
  restricted.................................    $ 41,470        $ 64,174
Short-term investments.......................       6,040           4,045
Accounts receivable-trade, less allowances
  of $5,310 and $5,415.......................     100,769          90,100
Inventories:
   Finished goods............................      55,230          53,105
   Work-in-process...........................      25,790          27,704
   Raw materials.............................      21,160          23,434
                                                  -------         -------
                                                  102,180         104,243

Prepaid expenses and other current assets....      17,187          24,986
                                                  -------         -------
Total Current Assets.........................     267,646         287,548

Property, plant and equipment net of
  accumulated depreciation of $117,705 and
  $112,658...................................     167,303         170,156

Net assets held for sale.....................      50,002          49,753
Cost in excess of net assets acquired,
  (Goodwill) less accumulated amortization of
  $36,717 and $35,134........................     203,377         204,851
Investments and advances - affiliated
  companies..................................     121,587         111,744
Prepaid pension assets.......................      59,374          59,567
Other assets.................................      18,222          17,413
                                                  -------         -------
Total Assets.................................    $887,511        $901,032
                                                  =======         =======


*Condensed from audited financial statements.



The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

             RHI HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES
                  CONDENSED CONSOLIDATED BALANCE SHEETS
                             (In thousands)
                                                 October 1,       June 30,
LIABILITIES AND STOCKHOLDER'S EQUITY               1995            1995
------------------------------------           -------------   ------------
                                               (Unaudited)         (*)
Current Liabilities:
Bank notes payable and current maturities
 of long-term debt...........................    $ 23,249        $ 16,803
Accounts payable.............................      44,859          47,124
Accrued interest.............................       4,009          10,031
Other accrued liabilities....................      72,498          71,766
                                                  -------         -------
Total Current Liabilities....................     144,615         145,724


Long-term debt, less current maturities......     329,544         336,268
Other long-term liabilities..................      18,350          18,342
Retiree health care liabilities..............      48,955          49,474
Noncurrent income taxes......................      42,786          44,135
Minority interest in subsidiaries............      24,455          24,533
Redeemable preferred stock of subsidiary.....      16,930          17,722
                                                  -------         -------
Total Liabilities............................     625,635         636,198

Stockholder's Equity:

Common Stock.................................         100             100
Preferred Stock..............................         100             100
Paid-in capital..............................     229,628         229,533
Retained earnings............................      38,889          46,102
Cumulative translation adjustment............       7,633           8,724
Net unrealized holding loss on available-for-
 sale securities.............................     (14,474)        (19,725)
                                                  -------         -------
Total Stockholder's Equity...................     261,876         264,834
                                                  -------         -------
Total Liabilities and Stockholder's Equity...    $887,511        $901,032
                                                  =======         =======





* Condensed from audited financial statements.



The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

             RHI HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited)
                             (In thousands)
                                                    Three Months Ended
                                                  October 1,     October 2,
                                                    1995           1994
                                                  ----------     ----------
Revenue:
  Sales.....................................       $153,470       $121,393
  Other income (expense), net...............            357            154
                                                    -------        -------
                                                    153,827        121,547
Costs and Expenses:
  Cost of sales.............................        112,565         89,140
  Selling, general & administrative.........         27,899         21,819
  Research and development..................            752            968
  Amortization of goodwill..................          1,582          1,498
                                                    -------        -------
                                                    142,798        113,425

Operating income............................         11,029          8,122

Interest expense............................         11,500         10,435
Interest income.............................         (1,390)        (1,030)
                                                    -------        -------
Net interest expense........................         10,110          9,405

Investment income, net......................          1,995            342
Equity in earnings of affiliates............          2,085            303
Minority interest...........................           (598)          (658)
                                                    -------        -------
Earnings (loss) from continuing
  operations before taxes...................          4,401         (1,296)

Income tax provision........................          1,601          1,016
                                                    -------        -------
Earnings (loss) from continuing
  operations................................          2,800         (2,312)
Loss on disposal of discontinued
  operations, net...........................            (13)           (25)
                                                    -------        -------
Net earnings (loss).........................       $  2,787       $ (2,337)
                                                    =======        =======





The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

             RHI HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES
        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                               (In thousands)
                                                   Three Months Ended
                                                  October 1,     October 2,
                                                    1995           1994
                                                ------------   ------------
Cash flows provided by (used for)
  Operations:
    Net earnings (loss).....................    $  2,787        $ (2,337)
    Depreciation and amortization...........       9,339           8,401
    Accretion of discount on long-term
      liabilities...........................         862             782
    Minority interest.......................         598             658
    Undistributed earnings of affiliates....      (1,882)           (303)
    Changes in assets and liabilities.......     (18,792)        (13,482)
                                                 -------         -------
    Net cash used for operations............      (7,088)         (6,281)

  Investments:
    Purchase of property, plant and
      equipment.............................      (3,900)         (3,462)
    Acquisitions of subsidiaries, net of
      cash acquired.........................        --              (550)
    Changes in net assets held for sale.....        (679)           (484)
    Other, net..............................        (124)             10
                                                 -------         -------
    Net cash used for investments...........      (4,703)         (4,486)

  Financing:
    Proceeds from issuance of debt..........       2,618             940
    Debt repayments and repurchase of
      debentures, net.......................      (2,916)         (2,915)
    Payment of dividends....................     (10,000)        (10,000)
                                                 -------         -------
    Net cash used for financing.............     (10,298)        (11,975)

Effect of exchange rate changes on cash.....        (615)            137
Net decrease in cash........................     (22,704)        (22,605)
Cash and cash equivalents, beginning of
    period..................................      64,174          94,220
                                                 -------         -------
Cash and cash equivalents, end of period....    $ 41,470        $ 71,615
                                                 =======         =======





The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

             RHI HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)

Note 1 - Financial Statements

     The consolidated balance sheet as of October 1, 1995 and the consolidated statements of earnings and cash flows for the three months ended October 1, 1995 and October 2, 1994 have been prepared by the Company, without audit. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at October 1, 1995 and for all periods presented have been made. The balance sheet at June 30, 1995 was condensed from audited financial statements as of that date.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 1995 Form 10-K. The results of operations for the period ended October 1, 1995 are not necessarily indicative of the operating results for the full year. Certain amounts in prior years' quarterly financial statements have been reclassified to conform to the current presentation.

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

     On November 28, 1994, Fairchild Communications Services Company ("Fairchild Communications"), a partnership whose partners are indirect subsidiaries of the Company, completed the acquisition of substantially all of the telecommunications assets of JWP Telecom, Inc. ("JWP") for approximately $11,000,000, plus the assumption of approximately $3,000,000 of liabilities. The Company recorded $5,595,000 in goodwill as a result of this acquisition. JWP is a telecommunications system integrator, specializing in the distribution, installation and maintenance of voice and data communications equipment. In the first quarter of Fiscal 1995, Fairchild Communications acquired all the shared telecommunications assets of Eaton & Lauth Co., Inc., for approximately $550,000. Approximately $300,000 of the acquisition price was recorded as goodwill.

     Proforma financial statements are not required for these acquisitions on an individual basis.


Note 3 - Restricted Cash

     The Company had approximately $4,463,000 and $545,000 of restricted cash on October 1, 1995 and June 30, 1995, respectively, all of which is maintained as collateral for certain debt facilities.

Note 4 - Summarized Statement of Earnings Information

     The following table presents summarized statement of earnings information on a 100% basis of Banner Aerospace, Inc. ("Banner") and Nacanco Paketleme ("Nacanco"), the Company's principal investments, which are accounted for using the equity method.

                                                Three Months Ended
(In thousands)                             ----------------------------
                                            October 1,     October 2,
                                               1995           1994
                                           ------------   -------------
Net sales.................................   $ 98,654       $ 79,397
Gross profit..............................     29,982         25,913
Earnings from continuing operations.......      6,511          7,822
Net earnings..............................      6,511          7,822

     The Company owns approximately 47.2% of Banner common stock, which is included in investments and advances-affiliated companies. The Company recorded equity earnings of $346,000 and $253,000 for the three months ended October 1, 1995 and October 2, 1994, respectively, from this investment. At the close of trading on September 29, 1995, Banner stock was quoted at $5.25 per share. Based on this price the Company's equity investment in Banner had an approximate market value of $44,563,000 versus a carrying value of $54,277,000. The Company does not believe that this decline in market value is a permanent impairment.

     On January 18, 1995, the Company purchased approximately a 26.7% ownership interest in Nacanco common stock for $13,000,000 from the Company's parent, The Fairchild Corporation ("TFC"). The Company recorded equity earnings of $1,525,000 for the three months ended October 1, 1995. Equity earnings prior to the stock purchase were recorded by TFC.

     In connection with the Company's December 23, 1993 sale of its interest in Rexnord Corporation to BTR Dunlop Holdings, Inc. ("BTR"), the Company has placed shares of Banner, with a fair market value of $25,000,000, in escrow to secure the Company's indemnification of BTR against a contingent liability. Once the contingent liability is resolved the escrow will be released.

Note 5 - Minority Interest in Consolidated Subsidiaries

     The Company includes $23,804,000 of minority interest on its balance sheet at October 1, 1995 and June 30, 1995, which is represented by the Series C Preferred Stock of Fairchild Industries, Inc. ("FII"), a majority owned subsidiary. The Series C Preferred Stock has an annual dividend requirement of $4.25 per share through July 21, 1999 and $7.00 per share thereafter. There were 553,460 shares authorized, issued and outstanding at October 1, 1995 and June 30, 1995.

Note 6 - Redeemable Preferred Stock of Subsidiary

     The Company has classified the outstanding shares of Series A Preferred Stock of FII as a long-term liability. The Series A Preferred Stock has a mandatory redemption value of $45.00 per share and an annual dividend requirement of $3.60 per share. During the three months ended October 1, 1995, the Company repurchased 17,600 shares of FII's Series A Preferred Stock. Effectively, there were 376,201 and 393,801 shares authorized, issued and outstanding at October 1, 1995 and June 30, 1995, respectively.

Note 7 - Dividend Paid to Parent

     During the three months ended October 1, 1995 and October 2, 1994, the Company paid cash dividends of $10,000,000 in each period to TFC.

Note 8 - Commitments and Contingencies

Government Claims
-----------------

     The Corporate Administrative Contracting Officer (the "ACO"), based upon the advice of the United States Defense Contract Audit Agency, has made a determination that FII did not comply with Federal Acquisition Regulations and Cost Accounting Standards, in accounting for (i) the 1985 reversion to FII of certain assets of terminated defined benefit pension plans, and (ii) pension costs upon the closing of segments of FII's business. The ACO has directed FII to prepare a cost impact proposal relating to such plan terminations and segment closings and, following receipt of such cost impact proposal, may seek adjustments to contract prices. The ACO alleges that substantial amounts will be due if such adjustments are made. The Company believes it has properly accounted for the asset reversions in accordance with applicable accounting standards. The Company has held discussions with the government to attempt to resolve these pension accounting issues.

Environmental Matters
---------------------

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

     As of October 1, 1995, the consolidated total recorded liabilities of the Company for environmental matters totalled $13,332,000. As of October 1, 1995, the estimated probable exposures for these matters was $13,163,000. It is reasonably possible that the Company's total exposure for these matters could be approximately $22,115,000.

Other Matters
-------------

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

Note 9 - Subsequent Events

     On November 9, 1995, the Company announced it has entered into an agreement to merge its Fairchild Industires, Inc. subsidiary with Shared Technologies Inc. ("Shared Technologies"). The agreement provides that, upon consummation of the merger, Shared Technologies will (1) assume and repay approximately $180,000,000 of the Company's existing debt, and may redeem FII's Series A and Series C preferred stock issues, and (2) issue to the Company 6,000,000 shares of common stock of Shared Technologies (equal to approximately 41% of Shared Technologies shares outstanding following the transaction) and $45,000,000 face amount of newly-issued Shared Technolgoies preferred shares, part of which are convertible into additional shares of Shared Technologies common stock which would increase the Company's interest to approximately 42%, on a fully diluted basis. None of FII's assets and liabilities other than those relating to the Communications Services segment and $180,000,000 of the Company's existing debt will be transferred to Shared Technologies pursuant to the merger. The Company and Shared Technologies expect to complete this transaction in January, 1996.

     On November 13, 1995, the Company signed a letter of intent with Cincinnati Milacron Inc. ("Cincinnati Milacron") to sell the D-M-E Company ("D-M-E"), a mold equipment supplier, subject to satifactory completion of due diligence and definitive documentation, and various approvals of, including the Cincinnati Milcron Board of Directors, normal regulatory agencies and debt holders of FII. The sale price is approximately $260,000,000 for the purchase of the D-M-E business including assets and liabilities. The Company expects to complete this transaction early in 1996.

     Both transactions will result in significant gains to the Company.


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
-------------------------------------------------
    RESULTS OF OPERATIONS AND FINANCIAL CONDITION
    ---------------------------------------------

     Item 2 of Form 10-Q is omitted in accordance with General Instruction H(i)(a) and (b), Omission of Information by Certain Wholly-Owned
Subsidiaries. Management's narrative analysis of the results of operations is furnished in lieu thereof:

MANAGEMENT'S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS
------------------------------------------------------------

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

RESULTS OF OPERATIONS

     The Company currently operates in three principal business segments:
Aerospace Fasteners, Industrial Products and Communications Services. Set forth below is a comparison of the results from continuing operations of the Company for the three month periods ended October 1, 1995 and October 2, 1994.

(In thousands)                                   Three Months Ended
                                               October 1,   October 2,
                                                 1995         1994
                                              -----------  -----------
Sales by Business Segment:
   Aerospace Fasteners......................   $ 52,196    $ 51,510*
   Industrial Products......................     68,277      49,941*
   Communications Services..................     32,997      19,942
                                                -------     -------
Total.......................................   $153,470    $121,393
                                                =======     =======
Operating Income by Business Segment:
   Aerospace Fasteners......................   $    310    $  1,405*
   Industrial Products......................      8,471       4,677*
   Communications Services..................      4,909       4,422
                                                -------     -------
Total.......................................     13,690      10,504

   Corporate administrative expense.........     (2,719)     (1,976)
   Other corporate income (expense).........         58        (406)
                                                -------     -------
Operating income............................     11,029       8,122

Net interest expense........................    (10,110)     (9,405)
Investment income, net......................      1,995         342
Equity in earnings of affiliates............      2,085         303
Minority interest...........................       (598)       (658)
                                                -------     -------
Earnings (loss) from continuing
 operations before income taxes.............      4,401      (1,296)
Income tax provision........................      1,601       1,016
                                                -------     -------
Earnings (loss) from continuing
  operations................................   $  2,800    $ (2,312)
                                                =======     =======

*Restated for the transfer of the Gas Springs division from the Aerospace
Fasteners segment to the Industrial Products segment.

General
-------

     Overall sales increased by 26.4% in the first quarter of Fiscal 1996, compared to sales for the same periods in Fiscal 1994, which reflected stronger sales performances from the Industrial Products and the Communications Services business segments.

    Operating income increased $2.9 million in the first quarter of Fiscal 1996, compared to operating income for the same period in Fiscal 1995. Operating income was up in both the Industrial Products segment and the Communications Services segment in the current year period offsetting a decline in operating income from the Aerospace Fasteners segment. (See discussion below).

Aerospace Fasteners
-------------------

     Sales in the Aerospace Fasteners segment increased slightly in the Fiscal 1996 first quarter, compared to the corresponding Fiscal 1995 quarter, reflecting the continual slow growth in this industry.

     Operating income in the Aerospace Fasteners segment decreased $1.1 million in the first quarter of Fiscal 1996 compared to the Fiscal 1995 period. The Fiscal 1995 quarter included income from business interruption insurance resulting from the January 1994 earthquake. This segment continues to be affected by soft demand, competitive pricing conditions and higher quality control costs resulting from customers' requirements. Management will continue to implement productivity improvements and reduce costs to bring the breakeven point in line with demand, particularly in its U.S. operations.

Industrial Products
-------------------

    Sales in the Industrial Products segment increased $18.3 million or 36.7% in the Fiscal 1996 first quarter compared to the Fiscal 1995 quarter. $13.8 million of this sales increase is attributed to the excellent performance of Fairchild Technologies which includes Fairchild Convac, a semiconductor equipment business which had a strong first quarter performance resulting from the shipment of a surge of orders included in the prior year end backlog. This was compared to a very slow Fiscal 1995 first quarter, which was the first quarter following the acquisition. Sales at D-M-E increased $2.1 million or 5.3% underlining this operation's continued growth.
Fairchild Data sales rose $1.3 million or 50.5%.

     Operating income in the Industrial Products segment increased $3.8 million. $2.9 million of this increase was contributed by Fairchild Technologies as a result of the increase in sales. Fairchild Data Corporation's operating income improved by $0.7 million from the prior year on higher sales and improved gross margins and D-M-E was up by $0.3 million.

Communications Services
-----------------------

     Sales in the Communications Services segment increased 65.5% in the first quarter of Fiscal 1996 compared with the same period in Fiscal 1995, primarily due to the inclusion of sales from the JWP Telecom, Inc. ("JWP") acquisition made during the Fiscal 1995 second quarter, as well as sales to new customers, the addition of telecommunications franchises in new office buildings, and growth at existing sites.

     Operating income in the Communications Services segment increased 11.0% in the first quarter of Fiscal 1996, compared to the same period in Fiscal 1995 primarily due to increased sales resulting from the reasons given above and related economies of scale. Operating income as a percent of sales was 14.9% in the Fiscal 1996 first quarter compared to 22.2% in the Fiscal 1995 first quarter. This lower return on sales was anticipated as a result of the JWP acquisition, which has lower gross margins due to the nature of the business.

Other Expense/Income
--------------------

     Corporate administrative expense - FII's and TFC's staff perform work on behalf of the Company, which is charged out monthly based on the estimated level of effort. Corporate administrative expense increased 37.6% in the current first quarter, compared to the same period in the prior year. This increase in the current year period was primarily due to higher outside legal fees and increased FII and TFC staff involvement on behalf of the Company and its subsidiaries. Management believes that the corporate administrative expense of the Company would be higher if it operated as a separate independent entity.

     Other corporate income increased $.5 million in the first quarter, compared to the same period in the prior year, primarily due to decreased carrying costs incurred on net assets held for sale in Fiscal 1996 and a currency loss recognized on a Canadian pension plan in Fiscal 1995.

     Net interest expense increased 7.5% in the Fiscal 1996 first quarter, compared to the Fiscal 1995 first quarter, primarily the result of higher bank borrowings during the Fiscal 1996 period.

     Investment income, net was up significantly in the first quarter of Fiscal 1996, principally as a result of recording unrealized holding gains related to trading securities in the current quarter.

     Equity in earnings of affiliates increased $1.8 million in the Fiscal 1996 first three months compared to the prior year period. The Fiscal 1996 first three months include $1.5 million of equity earnings provided by Nacanco, which was purchased from TFC in January 1995 and not included in the prior year period's quarterly results.

     Minority interest expense includes dividend expense on FII's Series C Preferred Stock.

     Income taxes - In the first three months of Fiscal 1996, the Company recorded a tax provision of 36.4%.

     Net earnings (loss) - The net earnings increased $5.1 million in the first three months of Fiscal 1996, compared to the first three months of Fiscal 1995, primarily due to: (1) the $2.9 million increase in operating income, (2) the $1.7 million increase in investment income, and (3) a $1.8 million increase in equity earnings. A $.7 million increase in net interest expense and $.6 million increase in taxes partially offset these increases.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     Working capital at October 1, 1995, was $123.0 million, which was $18.8 million lower than at June 30, 1995. The principal reasons for this decrease included a $20.7 million net reduction in cash and short-term investments, primarily required to service debt and meet operating cash requirements during the first three months, a decrease in prepaid expenses of $7.8 million reflecting current taxes being reclassed to noncurrent, and an increase in current debt of $6.4 million resulting from long term bank debt becoming current. Partially offsetting this reduction was a net increase of $8.6 million in accounts receivable and inventories, reflecting acquisitions, slower customer payments, and higher sales and a net reduction in accounts payable and accrued liabilities of $7.6 million.

     The Company's principal sources of liquidity are cash generated from operations and borrowings under its credit agreement. The Company also expects to generate cash from the sale of certain assets and liquidation of investments. Net assets held for sale at October 1, 1995, had a book value of $50.0 million and included two parcels of real estate in California, an 88 acre parcel of real estate located in Farmingdale, New York, two landfills in Pennsylvania, a real estate joint venture in California, and several other parcels elsewhere, which the Company plans to sell, lease or develop, subject to the resolution of environmental matters and market conditions.

     The Company's principal cash requirements include debt service, capital expenditures, acquisitions, payment of other liabilities, and payment of dividends on preferred stock.

     The level of the Company's capital expenditures varies from year to year, depending upon the timing of capital spending for new production equipment, periodic plant and facility expansion, acquisition of high growth companies, as well as cost reduction and labor efficiency programs. For the three month period October 1, 1995, capital expenditures, including the cost of acquisitions, were $3.9 million. The Company anticipates that total capital expenditures, including the cost of acquisitions, for the fiscal year ending June 30, 1996 will be approximately $18.8 million.

     Investments and advances in affiliated companies increased $9.8 million primarily resulting from recording a $7.6 million increase in the market value of the Company's investment in TFC stock and $1.5 million of equity earnings for Nacanco Paketleme previously recorded at the TFC level in the Fiscal 1995 first quarter.

     Other liabilities that require the use of cash include post-employment benefits for retirees, environmental investigation and remediation obligations, litigation settlements and related costs.

     The Company expects that cash on hand, cash generated from operations, borrowings, and asset sales will be adequate to satisfy cash requirements. Management intends to take appropriate action to refinance portions of its debt, if necessary to meet cash requirements.

     The Company's Credit Agreement, as amended, requires the Company to comply with certain financial covenants, including achieving cumulative earnings before interest, taxes, depreciation and amortization ("EBITDA Covenant"), and maintaining certain coverage ratios. The Company was in compliance with the Credit Agreement, as amended, as of October 1, 1995. To comply with the minimum EBITDA Covenant requirements the Company's subsidiary, VSI, must earn for the cumulative total of the trailing four
quarters, EBITDA as follows:   $65.0 million for the second quarter of Fiscal
1996, $70.0 million for the third quarter of Fiscal 1996, $80.0 million for the fourth quarter of Fiscal 1996, and $84.6 million for the first quarter of Fiscal 1997. VSI's ability to meet the minimum requirements under the EBITDA Covenant in Fiscal 1996 is uncertain, and there can be no assurance that the Company will be able in the future to comply with the minimum requirements under the EBITDA Covenant and other financial covenants under the Credit Agreement. Noncompliance with any of the financial covenants, without cure or waiver, would constitute an event of default under the Credit Agreement. An event of default resulting from a breach of a financial covenant may result, at the option of lenders holding a majority of the loans, in acceleration of the principal and interest outstanding, and termination of the revolving credit line. However, if necessary, management believes a waiver can be obtained.

     FII may transfer available cash as dividends to the Company if the purpose of such dividends is to provide TFC with funds necessary to meet its debt service requirements under specified notes and debentures. All other dividends from FII to the Company are subject to certain limitations under the Credit Agreement. As of October 1, 1995, FII was unable to provide dividends to the Company. The Credit Agreement also restricts FII from additional borrowings under the Credit Facilities for the payment of any dividends.

IMPACT OF FUTURE ACCOUNTING CHANGES

Accounting For The Impairment Of Long-Lived Assets
--------------------------------------------------
And For Long-Lived Assets To Be Disposed Of
-------------------------------------------

     In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 ("SFAS 121") "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". SFAS 121 establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used, and for long-lived assets and certain identifiable intangibles to be disposed of. SFAS 121 is required to be implemented by the Company on, or before, July 1, 1996. The Company's present policy is identical to the policy prescribed by SFAS 121, therefore there will be no effect from implementation.

                         PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings


     Reference is made to Note 8 of Notes to Consolidated Financial
Statements.

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



Date:  November 14, 1995