Form 10-Q
period 1995-12-31
RHI HOLDINGS INC
filed 1996-02-13
CIK 83573

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                             --------------------
                                   FORM 10-Q
                             --------------------

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1995

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

                                                       Yes  X  No
                                                           ---    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                        Outstanding at
Class                                                  December 31, 1995
-----                                                  -----------------
Common Stock, $1.00 par value                               100,000

Registrant meets the conditions set forth in general instructions H(1)(a) and
(b) of Form 10-Q and is therefore filing this form with reduced disclosure format.

             RHI HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES*

                                    INDEX

PART I.     FINANCIAL INFORMATION                                       Page

            Item 1.    Financial Statements

                       Condensed Consolidated Balance Sheets
                       as of December 31, 1995 (Unaudited)
                       and June 30, 1995                                  3

                       Consolidated Statements of Earnings for
                       the Three and Six Months Ended December
                       31, 1995 and January 1, 1995 (Unaudited)           5

                       Condensed Consolidated Statements of Cash
                       Flows for the Six Months Ended December 31,
                       1995 and January 1, 1995 (Unaudited)               6

                       Notes to Condensed Consolidated Financial
                       Statements (Unaudited)                             7


            Item 2.    Management's Discussion and Analysis
                       of Results of Operations and Financial
                       Condition                                         14

PART II.    OTHER INFORMATION

            Item 1.    Legal Proceedings                                 23

            Item 6.    Exhibits and Reports on Form 8-K                  23






*For purposes of Part I of this Form 10-Q, the term "Company" means RHI
 Holdings, Inc., and its subsidiaries, unless otherwise indicated. For purposes of Part II, the term "Company" means RHI Holdings, Inc. unless otherwise indicated.

                       PART 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements

             RHI HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES
                  CONDENSED CONSOLIDATED BALANCE SHEETS
                             (In thousands)
                                               December 31,      June 30,
ASSETS                                             1995            1995
------                                         ------------    ------------
                                                (Unaudited)         (*)
Current Assets:
Cash and cash equivalents, $4,463 and $545
  restricted.................................    $ 39,514        $ 64,174
Short-term investments.......................       5,981           4,045
Accounts receivable-trade, less allowances
  of $3,259 and $3,776.......................      68,272          61,939
Inventories:
   Finished goods............................      42,706          38,117
   Work-in-process...........................      17,604          19,950
   Raw materials.............................      17,320          19,531
                                                  -------         -------
                                                   77,630          77,598

Prepaid expenses and other current assets....      15,290          23,621
Net current assets of discontinued operations      34,609          34,626
                                                  -------         -------
Total Current Assets.........................     241,296         266,003

Property, plant and equipment net of
  accumulated depreciation of $95,888 and
  $86,373....................................     128,580         132,170

Net assets held for sale.....................      50,419          49,753
Net noncurrent assets of discontinued
  operations.................................      85,577          88,209
Cost in excess of net assets acquired,
  (Goodwill) less accumulated amortization of
  $27,777 and $25,475........................     147,150         149,187
Investments and advances, affiliated
  companies..................................     135,951         107,472
Prepaid pension assets.......................      59,191          59,567
Other assets.................................      19,293          17,083
                                                  -------         -------
Total Assets.................................    $867,457        $869,444
                                                  =======         =======
*Condensed and restated for discontinued operations (see Note 3) from audited financial statements.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

             RHI HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES
                  CONDENSED CONSOLIDATED BALANCE SHEETS
                             (In thousands)
                                               December 31,       June 30,
LIABILITIES AND STOCKHOLDER'S EQUITY               1995            1995
------------------------------------           -------------   ------------
                                                (Unaudited)         (*)
Current Liabilities:
Bank notes payable and current maturities
 of long-term debt...........................    $ 76,048        $ 16,803
Accounts payable.............................      31,206          37,323
Other accrued liabilities....................      67,752          70,053
                                                  -------         -------
Total Current Liabilities....................     175,006         124,179


Long-term debt, less current maturities......     274,755         336,268
Other long-term liabilities..................      17,481          18,342
Retiree health care liabilities..............      44,158          44,710
Noncurrent income taxes......................      49,775          44,135
Minority interest in subsidiaries............      24,119          24,117
Redeemable preferred stock of subsidiary.....      16,691          17,722
                                                  -------         -------
Total Liabilities............................     601,985         609,473

Stockholder's Equity:

Common Stock.................................         100             100
Preferred Stock..............................         100             100
Paid-in capital..............................     229,647         229,533
Retained earnings............................      36,796          46,102
Cumulative translation adjustment............       3,151           3,861
Net unrealized holding loss on available-for-
 sale securities.............................      (4,322)        (19,725)
                                                  -------         -------
Total Stockholder's Equity...................     265,472         259,971
                                                  -------         -------
Total Liabilities and Stockholder's Equity...    $867,457        $869,444
                                                  =======         =======





* Condensed and restated for discontinued operations (see Note 3) from audited financial statements.



The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

             RHI HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited)
                             (In thousands)
                                         Three Months Ended          Six Months Ended
                                      December 31,   January 1,    December 31,    January 1,
                                         1995          1995           1995           1995
                                      ------------   ----------    ------------    ----------
                                                        (*)                           (*)
Revenue:
  Net sales of products..............   $ 76,284      $ 61,441       $156,780       $119,963
  Revenues from services.............     26,636        20,408         53,743         40,791
  Other income, net..................         16         1,074            334          1,311
                                         -------       -------        -------        -------
                                         102,936        82,923        210,857        162,065
Costs and Expenses:
  Cost of goods sold.................     60,051        53,268        122,594         99,112
  Cost of services...................     19,239        14,765         39,177         29,723
  Selling, general & administrative..     18,752        16,344         38,130         30,357
  Research and development...........         23           288             44            584
  Amortization of goodwill...........      1,129         1,106          2,302          2,195
  Restructuring......................        285          --              285           --
                                         -------       -------        -------        -------
                                          99,479        85,771        202,532        161,971

Operating income (loss)..............      3,457        (2,848)         8,325             94

Interest expense.....................     10,874        10,279         22,342         20,715
Interest income......................     (1,151)       (1,154)        (2,536)        (2,180)
                                         -------       -------        -------        -------
Net interest expense.................      9,723         9,125         19,806         18,535

Investment income (loss), net........        (83)        2,580          1,912          2,922
Equity in earnings of affiliates.....          8           594          1,923            693
Minority interest....................       (544)         (584)        (1,085)        (1,208)
                                         -------       -------        -------        -------
Loss from continuing operations
  before taxes.......................     (6,885)       (9,383)        (8,731)       (16,034)

Income tax benefit...................     (1,386)       (2,264)        (2,162)        (3,606)
                                         -------       -------        -------        -------
Loss from continuing operations......     (5,499)       (7,119)        (6,569)       (12,428)
Earnings from discontinued operations,
  net................................      3,420         3,193          7,290          6,190
Loss on disposal of discontinued
  operations, net....................        (14)          (25)           (27)           (50)
                                         -------       -------        -------        -------
Net earnings (loss)..................   $ (2,093)     $ (3,951)      $    694       $ (6,288)
                                         =======       =======        =======        =======





*Condensed and restated for discontinued operations.  (See Note 3).


The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

             RHI HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES
        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                               (In thousands)
                                                    Six Months Ended
                                                December 31,     January 1,
                                                    1995           1995
                                                ------------   ------------
                                                                    (*)
Cash flows provided by (used for)
  Operations:
    Net earnings (loss).....................    $    694        $ (6,288)
    Depreciation and amortization...........      15,448          13,863
    Accretion of discount on long-term
      liabilities...........................       1,772           1,614
    Minority interest.......................       1,085           1,273
    Undistributed earnings of affiliates....      (1,140)           (693)
    Changes in assets and liabilities.......     (16,806)         (7,624)
    Non-cash charges and working capital
      changes of discontinued operations....       3,524           6,998
                                                 -------         -------
    Net cash provided by operations.........       4,577           9,143

  Investments:
    Purchase of property, plant and
      equipment.............................      (6,867)         (6,916)
    Acquisitions of subsidiaries, net of
      cash acquired.........................        --           (12,061)
    Proceeds received from (used for)
      investment securities, net............        (897)          6,217
    Investments in affiliates...............      (4,000)        (14,850)
    Changes in net assets held for sale.....        (913)           (895)
    Other, net..............................           9              31
    Investing activities of discontinued
      operations............................        (875)         (1,233)
                                                 -------         -------
    Net cash used for investments...........     (13,543)        (29,707)

  Financing:
    Proceeds from issuance of debt..........      17,441           2,893
    Debt repayments and repurchase of
      debentures, net.......................     (22,610)         (6,767)
    Payment of dividends....................     (10,000)        (10,000)
                                                 -------         -------
    Net cash used for financing.............     (15,169)        (13,874)

Effect of exchange rate changes on cash.....        (525)           (587)
Net decrease in cash........................     (24,660)        (35,025)
Cash and cash equivalents, beginning of
    period..................................      64,174          94,220
                                                 -------         -------
Cash and cash equivalents, end of period....    $ 39,514        $ 59,195
                                                 =======         =======

*Condensed and restated for discontinued operations.  (See Note 3).

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

             RHI HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)

Note 1 - Financial Statements

     The consolidated balance sheet as of December 31, 1995 and the consolidated statements of earnings and cash flows for the six months ended December 31, 1995 and January 1, 1995 have been prepared by the Company, without audit. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at December 31, 1995 and for all periods presented, have been made. All financial information has been restated for discontinued operations. The balance sheet at June 30, 1995 was condensed and restated from audited financial statements as of that date.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 1995 Form 10-K. The results of operations for the period ended December 31, 1995 are not necessarily indicative of the operating results for the full year. Certain amounts in prior years' quarterly financial statements have been reclassified to conform to the current presentation.

Note 2 - Merger Agreement

     On November 9, 1995, the Company, Fairchild Industries, Inc. ("FII", all of whose common stock is owned by the Company), and The Fairchild Corporation ("TFC", the Company's parent), entered into an Agreement and Plan of a Merger with Shared Technologies Inc. ("STI"), pursuant to which STI is to acquire FII's Fairchild Communications Services Company ("FCSC") telecommunications systems and services business. The acquisition is to be effected by a merger of FII into STI (the "Merger"), with STI being the surviving corporation. Prior to the Merger, FII is to undergo a restructuring pursuant to which FII will transfer all of its assets to, and cause all of its liabilities to be assumed by the Company, except for (i) the assets and liabilities of FCSC, (ii) the outstanding Series A and Series C Preferred Stock of FII (having a liquidation value of $41,817,000 at December 31, 1995), (iii) the $125,000,000 principal amount outstanding 12 1/4% Senior Notes due 1999 (the "Senior Notes") of FII, and (iv) an amount of bank and other indebtedness of approximately $56,683,000 (the "Assumed Indebtedness"). Pursuant to the Merger, the Series A and Series C Preferred Stock of FII will be cancelled and converted into the right to receive an amount of cash equal to their liquidation value ($45.00 per share plus accrued and unpaid dividends), and the Series B Preferred Stock of FII, all of which is owned by the Company, will be cancelled. Prior to the Merger, FII will make a cash tender offer to purchase all of the outstanding Senior Notes and seek to obtain such noteholders' consent to amend the indenture under which the Senior Notes were issued to remove all covenants which can be amended or deleted by majority vote (see Note 5). The amount of the Assumed Indebtedness will be reduced, by (i) the extent the purchase price to be paid in such offering for the Senior Notes exceeds par, and (ii) the amount of accrued and unpaid dividends on the Series A and Series C Preferred Stock of FII on the date of the Merger.

     Upon the Merger, STI, as the surviving corporation, is required to (i) purchase all Senior Notes tendered (and assume FII's obligations with respect to any Senior Notes not so tendered), (ii) repay the Assumed Indebtedness in full, and (iii) deposit in escrow the funds necessary to redeem the Series A and Series C Preferred Stock. As a result of the Merger, the Company is to receive (i) 6,000,000 shares of Common Stock of STI (representing approximately 41% of the outstanding shares after giving effect to such issuance), (ii) shares of 6% Cumulative Convertible Preferred Stock of STI having an aggregate liquidation preference of $25,000,000 (subject to upward adjustment) and which are convertible into Common Stock of STI at a conversion price of $6.375 per share (which, if converted, would represent, together with the other Common Stock issued to the Company, approximately 41% of the Common Stock of STI on a fully diluted basis), and (iii) shares of a Special Preferred Stock having an initial liquidation preference of $20,000,000 (which could accrue up to a maximum of $30,000,000 over a ten-year period if not redeemed earlier). In connection with its stock ownership, TFC and the Company has the right to elect up to four of the eleven members of the Board of Directors of STI and have agreed, subject to certain exceptions, not to sell any of STI's shares, other than the Special Preferred Stock, for a two-year period.

     The closing of the Merger is subject to a number of conditions, including (i) the approval of the Merger by the shareholders of STI, and (ii) holders of at least 51% of the outstanding principal amount of the Senior Notes tendering their Senior Notes and consenting to the covenant changes described above. The Company and STI are scheduled to complete this transaction in Fiscal 1996. The Company expects a significant gain upon consummation of this transaction.

Note 3 - Discontinued Operations

     During the Fiscal 1996 second quarter, the Company resolved to sell the D-M-E Company ("DME"), a mold equipment manufacturer, and the Fairchild Data Corporation ("Data"), a satellite communications company. On January 26, 1996, the Company completed the sale of certain assets, liabilities and the business of DME to Cincinnati Milacron Inc. ("Cincinnati Milacron") for approximately $245,000,000 in cash and notes, subject to audit adjustment.
On January 27, 1996, the Company completed the sale of Data to SSE Telecom, Inc. ("SSE") for book value of approximately $5,250,000 and 100,000 shares of SSE's common stock valued at $9.0625 per share or $906,000 at January 26, 1996, and warrants to purchase an additional 50,000 shares of SSE's common stock at $11.09 per share. In addition, the Company has an opportunity to earn an additional 100,000 shares based on the future performance of SSE during the twelve months following the date of sale. The sale of DME will result in a significant gain to the Company in the third quarter ended March 31, 1996.

     Accordingly, DME and Data have been accounted for as discontinued operations and the prior periods' financial statements have been restated to reflect the discontinuance of these companies. The combined net sales of DME and Data totaled $45,475,000 and $44,080,000 for the second quarter of Fiscal 1996 and 1995, respectively, and $91,342,000 and $86,568,000 for the first six months of Fiscal 1996 and 1995, respectively. The combined net tax provision recorded on earnings from discontinued operations amounted to $2,673,000 and $2,471,000 for the second quarter of Fiscal 1996 and 1995, respectively, and $5,050,000 and $4,829,000 for the first six months of Fiscal 1996 and 1995, respectively. The components of net assets of discontinued operations on the consolidated balance sheet are as follows:

(In thousands)

                                       December 31,        June 30,
                                          1995               1995
                                       ------------        --------
Accounts receivable.................       $ 28,064        $ 28,161
Inventories.........................         26,732          26,645
Prepaid and other current assets....          1,098           1,365
Accounts payable....................         (9,176)         (9,801)
Other current liabilities...........        (12,109)        (11,744)
                                            -------         -------
Net current assets of discontinued
  operations........................       $ 34,609        $ 34,626
                                            =======         =======

Property plant and equipment, net
  of accumulated depreciation.......       $ 36,175        $ 37,986
Goodwill, net of accumulated
  amortization......................         54,846          55,664
Other assets........................          4,202           4,602
Retiree health care liabilities.....         (4,756)         (4,764)
Minority interest in subsidiaries..            (504)           (416)
Cumulative translation adjustment...         (4,386)         (4,863)
                                            -------         -------
Net noncurrent assets of
  discontinued operations...........       $ 85,577        $ 88,209
                                            =======         =======

Note 4 - Proposed Sale of Division

     During the second quarter ended December 31, 1995, the Company entered into preliminary discussions concerning the exchange of shares of common stock of a new subsidiary (Harco, Inc.), into which the Company would transfer substantially all assets of, and cause Harco, Inc. to assume all liabilities of the Company's Harco Division, for shares of common stock to Banner Aerospace, Inc. ("Banner").

     The Company currently owns approximately 47% of Banner common shares, and if the exchange is consummated would become the majority shareholder of Banner. Harco is a distributor of precision fasteners to the aerospace industry.

Note 5 - Tender Offer

     On December 22, 1995, FII commenced an offer (the "Tender Offer") to purchase for cash, upon terms and subject to conditions set forth in an Offer to Purchase and Consent Solicitations and related Letter of Transmittal (the "Offer to Purchase"), all $125,000,000 of its outstanding 12 1/4% Senior Secured Notes Due 1999 (the "Senior Notes"). The Tender Offer, as amended and restated, provides a purchase price per $1,000 principal amount of the Senior Notes of (i) $1,066.60 if the Tender Offer is consummated on or prior to February 28, 1996, or (ii) $1,063.90 if the Tender Offer is consummated between February 29, 1996 and March 31, 1996, or (iii) $1,057.50 if the Tender Offer is consummated after March 31, 1996, and in each case, accrued and unpaid interest up to, but not including, the payment date. Concurrently with the Tender Offer, FII solicited (the "Tender Offer Consent Solicitation") consents of the holders of the Senior Notes to (i) the adoption of the proposed amendments to the indenture pursuant to which the Senior Notes were issued (the "Indenture"), and (ii) the release of the collateral securing FII's obligations under the Senior Notes and the Indenture, upon terms set forth in the Offer to Purchase.

     In addition, independent of the Tender Offer and the Tender Offer Consent Solicitation, FII also solicited consents to the waiver of any and all violations of the Indenture arising out of or relating to (i) the transfer by VSI Corporation ("VSI"), a wholly-owned subsidiary of FII, of the stock of Harco, Inc. to Banner (see Note 4), and (ii) the sale by VSI of DME to Cincinnati Milacron (see Note 3).

     FII will pay to holders of Senior Notes who validly tender Senior Notes pursuant to the Tender Offer and Consent Solicitations a consent fee of $25.00 per $1,000 principal amount of Senior Notes so tendered. The consent fee will be paid to holders of Senior Notes after, and subject to, the consummation of the Tender Offer. Additionally, FII will pay an early consent fee of $5.00 per $1,000 principal amount to holders of Senior Notes who on or prior to January 19, 1996, validly tender their notes, irrespective of whether the Tender Offer is consummated. The Tender Offer and the Tender Offer Consent Solicitations expire February 29, 1996.

     FII is to recognize an extraordinary loss, net of any related tax benefits, in the third quarter of Fiscal 1996, reflecting the contractual commitment to repurchase the Senior Notes at a premium and pay the consent fees.

Note 6 - Acquisitions

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

     On November 28, 1994, FCSC completed the acquisition of substantially all of the telecommunications assets of JWP Telecom, Inc. ("JWP") for approximately $11,000,000, plus the assumption of approximately $3,000,000 of liabilities. The Company recorded $5,595,000 in goodwill as a result of this acquisition. JWP is a telecommunications system integrator, specializing in the distribution, installation and maintenance of voice and data communications equipment. In the first quarter of Fiscal 1995, Fairchild Communications acquired all the shared telecommunications assets of Eaton & Lauth Co., Inc., for approximately $550,000. Approximately $300,000 of the acquisition price was recorded as goodwill.

     Proforma financial statements are not required for these acquisitions on an individual basis.

Note 7 - Restructuring Charges

     During the second quarter ended December 31, 1995, the Company recorded $285,000 in restructuring charges relating to the closing of a small Aerospace Fasteners business located in Japan.

Note 8 - Restricted Cash

     The Company had approximately $4,463,000 and $545,000 of restricted cash on December 31, 1995 and June 30, 1995, respectively, all of which is maintained as collateral for certain debt facilities.

Note 9 - Summarized Statement of Earnings Information

     The following table presents summarized combined statement of earnings information of Banner and Nacanco Paketleme ("Nacanco"), the Company's principal investments, which are accounted for using the equity method.

                                                 Six Months Ended
(In thousands)                             ----------------------------
                                           December 31,    January 1,
                                               1995           1995
                                           ------------   -------------

Net sales.................................   $189,684       $148,632
Gross profit..............................     55,232         50,344
Earnings from continuing operations.......      7,228          7,168
Net earnings..............................      7,228          7,168

     The Company owns approximately 47.2% of Banner common stock, which is included in investments and advances-affiliated companies. The Company recorded equity earnings of $375,000 and $970,000 for the six months ended December 31, 1995 and January 1, 1995, respectively, from this investment.
At the close of trading on December 29, 1995, Banner stock was quoted at $5.75 per share. Based on this price the Company's equity investment in Banner had an approximate market value of $48,807,000 versus a carrying value of $54,238,000. The Company does not believe that this decline in market value is a permanent impairment.

     On January 18, 1995, the Company purchased approximately a 26.7% ownership interest in Nacanco common stock for $13,000,000 from the Company's parent, The Fairchild Corporation ("TFC"). The Company recorded equity earnings of $1,684,000 for the six months ended December 31, 1995. Equity earnings prior to the stock purchase were recorded by TFC.

     In connection with the Company's December 23, 1993 sale of its interest in Rexnord Corporation to BTR Dunlop Holdings, Inc. ("BTR"), the Company has placed shares of Banner, with a fair market value of $5,000,000, in escrow to secure the Company's remaining indemnification of BTR against a contingent liability. Once the contingent liability is resolved the escrow will be released.

Note 10 - Minority Interest in Consolidated Subsidiaries

     The Company includes $23,804,000 of minority interest on its balance sheet at December 31, 1995 and June 30, 1995, which is represented by the Series C Preferred Stock of FII. The Series C Preferred Stock has an annual dividend requirement of $4.25 per share through July 21, 1999 and $7.00 per share thereafter. There were 553,460 shares authorized, issued and outstanding at December 31, 1995 and June 30, 1995.

Note 11 - Redeemable Preferred Stock of Subsidiary

     The Company has classified the outstanding shares of Series A Preferred Stock of FII as a long-term liability. The Series A Preferred Stock has a mandatory redemption value of $45.00 per share and an annual dividend requirement of $3.60 per share. During the six months ended December 31, 1995, the Company repurchased 22,900 shares of FII's Series A Preferred Stock. Effectively, there were 370,901 and 393,801 shares authorized, issued and outstanding at December 31, 1995 and June 30, 1995, respectively.

Note 12 - Dividend Paid to Parent

     During the six months ended December 31, 1995 and January 1, 1995, the Company paid cash dividends of $10,000,000 in each period to TFC.

Note 13 - Commitments and Contingencies

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

Environmental Matters
---------------------

     The Company and other aerospace fastener and industrial product manufacturers are subject to stringent Federal, state and local environmental laws and regulations concerning, among other things, the discharge of materials into the environment and the generation, handling, storage, transportation and disposal of waste and hazardous materials. To date, such laws and regulations have not had a material effect on the financial condition, results of operations, or net cash flows of the Company, although the Company has expended, and can be expected to expend in the future, significant amounts for investigation of environmental conditions and installation of environmental control facilities, remediation of environmental conditions and other similar matters, particularly in the Aerospace Fasteners segment.

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

     As of December 31, 1995, the consolidated total recorded liabilities of the Company for environmental matters totalled $12,354,000. As of December 31, 1995, the estimated probable exposures for these matters was $12,185,000. It is reasonably possible that the Company's total exposure for these matters could be approximately $21,137,000.

Other Matters
-------------

     The Company is involved in various other claims and lawsuits incidental to its business, some of which involve substantial amounts. The Company, either on its own or through its insurance carriers, is contesting these matters.

     In the opinion of management, the ultimate resolution of the legal proceedings, including those discussed above, will not have a material adverse effect on the financial condition, or future results of operations or net cash flows of the Company.

Note 14 - Subsequent Events

     As of January 31, 1996, holders of approximately 93.6% of the aggregate principal amount of Senior Notes have tendered their Senior Notes pursuant to the Tender Offer, and have consented pursuant to the terms of the Tender Offer Consent Solicitation. (See Note 5).

     In connection with the sale of DME and Data, (see Note 3), the Company negotiated an amendment to its bank credit agreement, effective January 22, 1996. Among other things, the amendment permits the sale of DME and Data and amends certain financial covenants accordingly.

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

MANAGEMENT'S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS
------------------------------------------------------------

     RHI Holdings, Inc. (the "Company"), formerly known as Rexnord Holdings Inc., is essentially a holding company incorporated in the State of Delaware. It has two operating subsidiaries, Fairchild Industries, Inc. ("FII") and Fairchild Convac ("Convac"). The Company's operations are conducted through Convac and VSI Corporation ("VSI"), which is a wholly-owned subsidiary of FII. The Company is a wholly-owned subsidiary of The Fairchild Corporation ("TFC"). The Company also holds a significant equity interest in Banner Aerospace, Inc. ("Banner") and Nacanco Paketleme ("Nacanco").

RECENT DEVELOPMENTS

     During the Fiscal 1996 second quarter, the Company resolved to sell the D-M-E Company ("DME"), a mold equipment manufacturer, and the Fairchild Data Corporation ("Data"), a satellite communications company. On January 26, 1996, the Company completed the sale of certain assets, liabilities and the business of DME to Cincinnati Milacron Inc. ("Cincinnati Milacron") for approximately $245.0 million in cash and notes, subject to audit adjustment. On January 27, 1996, the Company completed the sale of Data to SSE Telecom, Inc. ("SSE") for book value of approximately $5.3 million and 100,000 shares of SSE's common stock valued at $9.0625 per share or $.9 million on January 26, 1996, and warrants to purchase an additional 50,000 shares of SSE's common stock at $11.09 per share. In addition, the Company has an opportunity to earn an additional 100,000 shares based on the future performance of SSE during the twelve months following the date of sale. The sale of DME will result in a significant gain to the Company in the third quarter ended March 31, 1996.

     DME and Data have been accounted for as discontinued operations and the prior periods' financial statements have been restated to reflect the discontinuance of these companies. The combined net sales of DME and Data totaled $45.5 million and $44.1 million for the second quarter of Fiscal 1996 and 1995, respectively, and $91.3 million and $86.6 million for the first six months of Fiscal 1996 and 1995, respectively.

     On November 9, 1995, TFC, FII and the Company entered into an Agreement and Plan of a Merger with Shared Technologies Inc. ("STI"), pursuant to which STI is to acquire FII's Fairchild Communications Services Company ("FCSC") telecommunications systems and services business. The acquisition is to be effected by a merger of FII into STI (the "Merger"), with STI being the surviving corporation. Prior to the Merger, FII is to undergo a restructuring pursuant to which FII will transfer all of its assets to, and cause all of its liabilities to be assumed by the Company, except for (i) the assets and liabilities of FCSC, (ii) the outstanding Series A and Series C Preferred Stock of FII (having a liquidation value of $41.8 million at December 31, 1995), (iii) the $125.0 million principal amount outstanding 12 1/4% Senior Notes due 1999 (the "Senior Notes") of FII and (iv) an amount of bank and other indebtedness of approximately $56.7 million (the "Assumed Indebtedness"). Pursuant to the Merger, the Series A and Series C Preferred Stock of FII will be cancelled and converted into the right to receive an amount of cash equal to their liquidation value ($45.00 per share plus accrued and unpaid dividends). Prior to the Merger, FII will make a cash tender offer to purchase all of the outstanding Senior Notes and seek to obtain such noteholders' consent to amend the indenture under which the Senior Notes were issued to remove all covenants which can be amended or deleted by majority vote (see Note 5). The amount of the Assumed Indebtedness will be reduced, by (i) the extent the purchase price to be paid in such offering for the Senior Notes exceeds par, and (ii) the amount of accrued and unpaid dividends on the Series A and Series C Preferred Stock of FII on the date of the Merger.

     Upon the Merger, STI, as the surviving corporation, is required to (i) purchase all Senior Notes tendered (and assume FII's obligations with respect to any Senior Notes not so tendered), (ii) repay the Assumed Indebtedness in full, and (iii) deposit in escrow the funds necessary to redeem the Series A and Series C Preferred Stock. As a result of the Merger, the Company is to receive (i) 6,000,000 shares of Common Stock of STI (representing approximately 41% of the outstanding shares after giving effect to such issuance), (ii) shares of 6% Cumulative Convertible Preferred Stock of STI having an aggregate liquidation preference of $25.0 million (subject to upward adjustment) and which are convertible into Common Stock of STI at a conversion price of $6.375 per share (which, if converted, would represent, together with the other Common Stock issued to the Company, approximately 41% of the Common Stock of STI on a fully diluted basis), and (iii) shares of a Special Preferred Stock having an initial liquidation preference of $20.0 million (which could accrue up to a maximum of $30.0 million over a ten-year period if not redeemed earlier).

     The closing of the Merger is subject to a number of conditions, including (i) the approval of the Merger by the shareholders of STI, and (ii) holders of at least 51% of the outstanding principal amount of the Senior Notes tendering their Senior Notes and consenting to the covenant changes described above. The Company and STI are scheduled to complete this transaction in Fiscal 1996. The Company expects a significant gain upon consummation of this transaction.

     During the second quarter ended December 31, 1995, the Company entered into preliminary discussions concerning the exchange of shares of common stock of a new subsidiary (Harco, Inc.), into which the Company would transfer substantially all assets of, and cause Harco, Inc. to assume all liabilities of the Company's Harco Division, for shares of common stock to Banner Aerospace, Inc. ("Banner").

     The Company currently owns approximately 47% of Banner common shares, and if the exchange is consummated would become the majority shareholder of Banner. Harco is a distributor of precision fasteners to the aerospace industry.

RESULTS OF OPERATIONS

     The Company currently operates in three principal business segments:
Aerospace Fasteners, Industrial Products and Communications Services. Set forth below is a comparison of the results from continuing operations of the Company for the three and six month periods ended December 31, 1995 and January 1, 1995.

(In thousands)                                   Three Months Ended         Six Months Ended
                                              December 31,  January 1,  December 31,   January 1,
                                                 1995         1995         1995          1995
                                              -----------   ----------  ------------   ----------
Sales by Business Segment:
   Aerospace Fasteners......................   $ 55,794     $ 52,328*    $107,990      $103,838
   Industrial Products......................     15,095        6,953*      37,505        14,406
   Communications Services..................     32,031       22,568       65,028        42,510
                                                -------      -------      -------       -------
Total.......................................   $102,920     $ 81,849     $210,523      $160,754
                                                =======      =======      =======       =======
Operating Income (Loss) by Business Segment:
   Aerospace Fasteners......................   $  1,382     $ (2,160)*   $  1,692      $   (755)
   Industrial Products......................        (89)      (2,601)*      2,221        (3,104)
   Communications Services..................      4,862        3,829        9,771         8,251
                                                -------      -------      -------       -------
Total.......................................      6,155         (932)      13,684         4,392

   Corporate administrative expense.........     (2,437)      (2,376)      (5,156)       (4,352)
   Other corporate income (expense).........       (261)         460         (203)           54
                                                -------      -------      -------       -------
Operating income (loss).....................      3,457       (2,848)       8,325            94

Net interest expense........................     (9,723)      (9,125)     (19,806)      (18,535)
Investment income (loss), net...............        (83)       2,580        1,912         2,922
Equity in earnings of affiliates............          8          594        1,923           693
Minority interest...........................       (544)        (584)      (1,085)       (1,208)
                                                -------      -------      -------       -------
Loss from continuing operations before
  income taxes..............................     (6,885)      (9,383)      (8,731)      (16,034)
Income tax benefit..........................     (1,386)      (2,264)      (2,162)       (3,606)
                                                -------      -------      -------       -------
Loss from continuing operations.............   $ (5,499)    $ (7,119)    $ (6,569)     $(12,428)
                                                =======      =======      =======       =======

* The Aerospace Fasteners and the Industrial Products segments were restated for the transfer of the Gas Springs division from the Aerospace Fasteners segment to the Industrial Products segment. The Industrial Products segment was also restated for the sale of DME and Data, which are being reported as discontinued operations.

General
-------

     Overall sales from continuing operations increased by 25.7% in the second quarter and 31.0% for the Fiscal 1996 six month period, compared to sales for the same periods in Fiscal 1995, which reflected stronger sales performances from all three business segments.

    Operating income from continuing operations increased $6.3 million in the second quarter and $8.2 million in the Fiscal 1996 six months period, compared to operating income for the same periods in Fiscal 1995. Net operating income performance improved in all three business segments in both of the Fiscal 1996 periods. (See discussion below).


Aerospace Fasteners
-------------------

     Sales in the Aerospace Fasteners segment increased $3.5 million or 6.6% in the second quarter and $4.2 million or 4.0% in the Fiscal 1996 six month period, compared to the corresponding Fiscal 1995 periods, reflecting moderate growth in this industry. New orders have been strong in recent months.

     Operating income in the Aerospace Fasteners segment increased $3.5 million in the second quarter and $2.4 million in the Fiscal 1996 six month period, compared to the Fiscal 1995 periods. The Fiscal 1995 periods included income from business interruption insurance resulting from the loss sustained in the January 1994 earthquake. This segment continues to be affected by soft demand, competitive pricing conditions and higher quality control costs resulting from customers' requirements. Management will continue to implement productivity improvements and reduce costs to bring the breakeven point in line with demand, particularly in its U.S. operations. A $.3 million restructuring charge was recorded in the Fiscal 1996 quarter for the close down of a small subsidiary located in Japan.

Industrial Products
-------------------

    Sales in the Industrial Products segment increased $8.1 million or 117.1% in the second quarter and $23.1 million or 160.3% in the first six months of Fiscal 1996, compared to the same periods in Fiscal 1995. $21.4 million of this sales increase is attributable to the performance of Fairchild Technologies which includes Fairchild Convac, a semiconductor equipment manufacturer which had a strong first six months performance resulting from the shipment of orders included in the prior year end backlog. This was compared to a very slow Fiscal 1995 first six months, which was the first six month period following the acquisition of Fairchild Convac.

     Operating income in the Industrial Products segment increased $2.5 million in the second quarter and $5.3 million in the first six months of Fiscal 1996, compared to the same periods in Fiscal 1995. $4.3 million of this net increase was contributed by Fairchild Technologies, primarily the result of the increase in sales.

Communications Services
-----------------------

     Sales in the Communications Services segment increased 41.9% in the second quarter and 53.0% in the Fiscal 1996 first six month period, compared with the same periods in Fiscal 1995. The increase is primarily due to the inclusion of $12.2 million of sales in the second quarter and $25.3 million in the first six months of Fiscal 1996 from the JWP Telecom, Inc. ("JWP") acquisition made during the Fiscal 1995 second quarter, as well as sales to new customers, the addition of telecommunications franchises in new office buildings, and growth at existing sites.

     Operating income in the Communications Services segment increased 27.0% in the second quarter and 18.4% during the six months period of Fiscal 1996, compared to the same period in Fiscal 1995, primarily due to increased sales resulting from the reasons given above and related economies of scale. Operating income as a percent of sales was 15.0% in the Fiscal 1996 first six months compared to 19.4% in the Fiscal 1995 first six months. This lower return on sales was anticipated as a result of the JWP acquisition, which has lower, gross margins due to the nature of the business.

Other Expense/Income
--------------------

     Corporate administrative expense - FII's and TFC's staff perform work on behalf of the Company, which is charged out monthly based on the estimated level of effort. Corporate administrative expense increased 2.6% in the current second quarter and 18.5% in the six month period of Fiscal 1996, compared to the same periods in the prior year. This increase in the current year periods was primarily due to increased staff involvement on behalf of the Company and its subsidiaries to negotiate and complete the sales of operations (DME and Data) and the proposed merger of FII into STI.
Management believes that the corporate administrative expense of the Company would be higher if it operated as a separate independent entity.

     Other corporate income decreased $.7 million in the second quarter and $.3 million in the first six months of Fiscal 1996, compared to the same periods in the prior year, primarily due to additional carrying costs incurred on net assets held for sale in Fiscal 1996.

     Net interest expense increased 6.6% in the second quarter and 6.9% in the Fiscal 1996 first six months, compared to the Fiscal 1995 periods, primarily the result of higher bank borrowings during the Fiscal 1996 period.

     Investment income, net was lower in the second quarter and first six months of Fiscal 1996, principally as a result of recording large gains realized on the settlement and liquidation of investments in the Fiscal 1995 periods.

     Equity in earnings of affiliates increased $1.2 million in the Fiscal 1996 first six months compared to the prior year period. The Fiscal 1996 first six months includes $1.7 million of equity earnings provided by Nacanco, shares of which were purchased from TFC in January, 1995 and not included in the prior period results.

     Minority interest expense includes dividend expense on FII's Series C Preferred Stock.

     Income taxes - In the first six months of Fiscal 1996, the Company recorded a tax benefit of $2.2 million on losses of $8.7 million from continuing operations. The effective rate was lower than the statutory rate, largely due to the amortization of goodwill, which is not deductible for tax purposes.

     Earnings from discontinued operations, net include the earnings, net of tax, from DME and Data for all periods presented.

     Net earnings (loss) - The net earnings increased $7.0 million in the first six months of Fiscal 1996, compared to the first six months of Fiscal 1995, primarily due to the $8.2 million increase in operating income and the $1.1 million increase in earnings from discontinued operations. Partially offsetting the increase in net earnings was a $1.6 million increase in interest expense and $1.4 million increase in taxes from continuing operations.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     Working capital at December 31, 1995, was $66.3 million, which was $75.5 million lower than at June 30, 1995. The principal reasons for this decrease included an increase in current debt of $59.2 million resulting from long term bank debt, including revolver bank borrowings, becoming current, a $22.7 million net reduction in cash and short-term investments, primarily required to service debt and meet operating cash requirements during the first six months, and a decrease in prepaid expenses of $8.3 million, reflecting current taxes being reclassed to noncurrent. Partially offsetting this reduction was an increase of $6.3 million in accounts receivable and a net reduction of $8.4 million in accounts payable and accrued liabilities. The increase in accounts receivable is partially due to an increase in Communications Services sales to local and state governments, which have extended terms. The decrease in accounts payable was primarily at Fairchild Convac and Communications Services, both of which typically have higher balances at Fiscal year end.

     The Company's principal sources of liquidity are cash generated from operations and borrowings under its credit agreement. The Company also expects to generate cash from the sale of discontinued operations, certain assets and liquidation of investments. Net assets held for sale at December 31, 1995, had a book value of $50.4 million and included two parcels of real estate in California, an 88 acre parcel of real estate located in Farmingdale, New York, two landfills in Pennsylvania, a real estate joint venture in California, and several other parcels elsewhere, which the Company plans to sell, lease or develop, subject to market conditions or, with respect to certain of the parcels, the resolution of environmental matters.

     The Company's principal cash requirements include debt service, capital expenditures, acquisitions, payment of other liabilities, and payment of dividends on preferred stock.

     The level of the Company's capital expenditures varies from year to year, depending upon the timing of capital spending for new production equipment, periodic plant and facility expansion, acquisition of high growth companies, as well as cost reduction and labor efficiency programs. For the three month period ended December 31, 1995, capital expenditures, including the cost of acquisitions, were $6.9 million for continuing operations and $1.0 million for discontinued operations. The Company anticipates that for the fiscal year ending June 30, 1996, total capital expenditures, including the cost of acquisitions, will be approximately $16.4 million.

     Investments and advances in affiliated companies increased $28.5 million, primarily resulting from recording a $22.4 million increase in the market value of the Company's investment in TFC stock, a purchase of $4.0 million of TFC bonds, and recording $1.7 million of equity earnings from Nacanco, previously recorded at the TFC level in the Fiscal 1995 first six months.

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

     The Company's Credit Agreement, as amended, requires the Company to comply with certain financial covenants, including achieving cumulative earnings before interest, taxes, depreciation and amortization ("EBITDA Covenant"), and maintaining certain coverage ratios. As of December 31, 1995, the Company was in compliance with the Credit Agreement, as amended.
To comply with the minimum EBITDA Covenant requirements, the Company's subsidiary, VSI, must earn for the cumulative total of the trailing four quarters, EBITDA as follows: $58.5 million for the third quarter of Fiscal 1996, $62.6 million for the fourth quarter of Fiscal 1996, $84.6 million for the first quarter of Fiscal 1997, and $86.4 million for the second quarter of Fiscal 1997. VSI's ability to meet the minimum requirements under the EBITDA Covenant in Fiscal 1996 is uncertain, and there can be no assurance that the Company will be able in the future to comply with the minimum requirements under the EBITDA Covenant and other financial covenants under the Credit Agreement, as amended. Noncompliance with any of the financial covenants, without cure or waiver, would constitute an event of default under the Credit Agreement, as amended. An event of default resulting from a breach of a financial covenant may result, at the option of lenders holding a majority of the loans, in acceleration of the principal and interest outstanding, and termination of the revolving credit line. However, if necessary, management believes a waiver can be obtained. EBITDA is not a substitute for GAAP income from operations or GAAP net cash flows from operating activities, and is not prepared in accordance with generally accepted accounting principles, even though it is used in a specific covenant of the Credit Agreement.

     FII may transfer available cash as dividends to the Company if the purpose of such dividends is to provide TFC with funds necessary to meet its debt service requirements under specified notes and debentures. All other dividends from FII to the Company are subject to certain limitations under the Credit Agreement. As of December 31, 1995, FII was unable to provide dividends to the Company. The Credit Agreement also restricts FII from additional borrowings under the Credit Facilities for the payment of any dividends.

IMPACT OF FUTURE ACCOUNTING CHANGES

Accounting For The Impairment Of Long-Lived Assets
--------------------------------------------------
And For Long-Lived Assets To Be Disposed Of
-------------------------------------------

     In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 ("SFAS 121") "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". SFAS 121 establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used, and for long-lived assets and certain identifiable intangibles to be disposed of. SFAS 121 is required to be implemented by the Company on, or before, July 1, 1996. The Company's present policy is identical to the policy prescribed by SFAS 121; therefore there will be no effect from implementation.

                         PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings


     Reference is made to Note 13 of Notes to Consolidated Financial
Statements.

Item 6.  Exhibits and Reports on Form 8-K

     On November 14, 1995, the Company filed a Form 8-K to report on Item 1 and Item 2. The Company reported that on November 9, 1995, it had entered into an Agreement and Plan of Merger with Shared Technologies Inc. ("STI") pursuant to which STI will acquire the telecommunications systems and services business operated by Fairchild Communications Services Company. Additionally, the Company reported that, on November 13, 1995, it had entered into a letter setting forth the basic terms and conditions of a transaction with Cincinnati Milacron Inc. ("CM"), pursuant to which CM will acquire the Company's DME business for $260 million, subject to adjustment based on the closing date value of DME's net tangible assets. The Company filed the following exhibits in conjunction with the Form 8-K:

Exhibits
--------

10 (b)(g)  Agreement and Plan of Merger dated as of November 9, 1995 by and among the Company and STI.

10 (b)(h)  Letter Agreement dated November 13, 1995 between the Company and CM.

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



Date:  February 13, 1996