Form 10-Q
period 1996-03-31
RHI HOLDINGS INC
filed 1996-05-15
CIK 83573

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                             --------------------
                                   FORM 10-Q
                             --------------------

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 1996

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

                                                       Yes  X  No
                                                           ---    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                        Outstanding at
Class                                                  December 31, 1995
- -----                                                  -----------------
Common Stock, $1.00 par value                               100,000

Registrant meets the conditions set forth in General Instruction H(1)(a) and
(b) of Form 10-Q and is therefore filing this form in a reduced disclosure format.

             RHI HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES*

                                    INDEX

PART I.     FINANCIAL INFORMATION                                       Page

            Item 1.    Financial Statements

                       Condensed Consolidated Balance Sheets
                       as of March 31, 1996 (Unaudited)
                       and June 30, 1995                                  3

                       Consolidated Statements of Earnings for
                       the Three and Nine Months Ended March 31,
                       1996 and April 2, 1995 (Unaudited)                 5

                       Condensed Consolidated Statements of Cash
                       Flows for the Nine Months Ended March 31,
                       1996 and April 2, 1995 (Unaudited)

                       Notes to Condensed Consolidated Financial
                       Statements (Unaudited)                             7


            Item 2.    Management's Discussion and Analysis
                       of Results of Operations and Financial
                       Condition                                         16

PART II.    OTHER INFORMATION

            Item 1.    Legal Proceedings                                 25

            Item 6.    Exhibits and Reports on Form 8-K                  25






*For purposes of Part I of this Form 10-Q, the term "Company" means RHI
 Holdings, Inc., and its subsidiaries, unless otherwise indicated. For purposes of Part II, the term "Company" means RHI Holdings, Inc. unless otherwise indicated.

                       PART 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements

             RHI HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES
                  CONDENSED CONSOLIDATED BALANCE SHEETS
                             (In thousands)
                                                 March 31,       June 30,
ASSETS                                             1996            1995
- ------                                         ------------    ------------
                                                (Unaudited)         (*)
Current Assets:
Cash and cash equivalents, $4,463 and $545
  restricted.................................  $   55,635        $ 64,174
Short-term investments.......................       8,028           4,045
Accounts receivable-trade, less allowances
  of $5,503 and $3,776.......................      97,214          61,939
Notes receivable.............................     170,331            --
Inventories:
   Finished goods............................     226,829          38,117
   Work-in-process...........................      18,533          19,950
   Raw materials.............................      18,698          19,531
                                                ---------         -------
                                                  264,060          77,598

Prepaid expenses and other current assets....      27,633          23,621
Net current assets of discontinued operations        --            34,626
                                                ---------         -------
Total Current Assets.........................     622,901         266,003

Property, plant and equipment net of
  accumulated depreciation of $74,089 and
  $86,373....................................      89,047         132,170

Net assets held for sale.....................      44,396          49,753
Net noncurrent assets of discontinued
  operations.................................        --            88,209
Cost in excess of net assets acquired,
  (Goodwill) less accumulated amortization of
  $25,397 and $25,475........................     139,559         149,187
Investments and advances, affiliated
  companies..................................      94,740         107,472
Prepaid pension assets.......................      58,069          59,567
Other assets.................................      14,267          17,083
                                                ---------         -------
Total Assets.................................  $1,062,979        $869,444
                                                =========         =======
*Condensed and restated for discontinued operations (see Note 3) from audited financial statements.
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

             RHI HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES
                  CONDENSED CONSOLIDATED BALANCE SHEETS
                             (In thousands)
                                                 March 31,       June 30,
LIABILITIES AND STOCKHOLDER'S EQUITY               1996            1995
- ------------------------------------           -------------   ------------
                                                (Unaudited)         (*)
Current Liabilities:
Bank notes payable and current maturities
 of long-term debt...........................  $   81,087        $ 16,803
Accounts payable.............................      58,300          37,323
Other accrued liabilities....................      78,424          70,053
Income taxes payable.........................      12,177            --
                                                ---------         -------
Total Current Liabilities....................     229,988         124,179


Long-term debt, less current maturities......     199,903         336,268
Other long-term liabilities..................      17,799          18,342
Retiree health care liabilities..............      44,321          44,710
Noncurrent income taxes......................      83,709          44,135
Minority interest in subsidiaries............      58,263          24,117
Redeemable preferred stock of subsidiary.....        --            17,722
                                                ---------         -------
Total Liabilities............................     633,983         609,473

Stockholder's Equity:

Common Stock.................................         100             100
Preferred Stock..............................         100             100
Paid-in capital..............................     228,536         229,533
Retained earnings............................     198,054          46,102
Cumulative translation adjustment............       3,970           3,861
Net unrealized holding loss on available-for-
 sale securities.............................      (1,764)        (19,725)
                                                ---------         -------
Total Stockholder's Equity...................     428,996         259,971
                                                ---------         -------
Total Liabilities and Stockholder's Equity...  $1,062,979        $869,444
                                                =========         =======





* Condensed and restated for discontinued operations (see Note 3) from audited financial statements.


The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

             RHI HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited)
                             (In thousands)
                                         Three Months Ended            Nine Months Ended
                                        March 31,     April 2,       March 31,      April 2,
                                          1996          1995           1996           1995
                                      ------------   ----------    ------------    ----------
                                                        (*)                           (*)
Revenue:
  Net sales of products..............   $121,951      $ 81,578       $292,717       $204,954
  Revenues from services.............     15,063        21,404         54,820         58,782
  Other income (expense), net........        777          (476)         1,111            835
                                         -------       -------        -------        -------
                                         137,791       102,506        348,648        264,571
Costs and Expenses:
  Cost of goods sold.................     97,455        68,778        231,352        170,770
  Cost of services...................     11,165        15,384         39,039         42,227
  Selling, general & administrative..     23,925        18,736         62,055         49,093
  Research and development...........         24           232             68            816
  Amortization of goodwill...........      1,251         1,088          3,553          3,283
  Restructuring......................        959          --            1,244           --
                                         -------       -------        -------        -------
                                         134,779       104,218        337,311        266,189

Operating income (loss)..............      3,012        (1,712)        11,337         (1,618)

Interest expense.....................     10,293        10,840         32,635         31,555
Interest income......................     (3,476)       (1,240)        (6,012)        (3,420)
                                         -------       -------        -------        -------
Net interest expense.................      6,817         9,600         26,623         28,135

Investment income, net...............      1,150           139          3,062          3,061
Equity in earnings of affiliates.....        763         1,096          2,686          1,789
Minority interest....................       (329)         (796)        (1,414)        (2,004)
Non-recurring income (See Note 2)....    162,544          --          162,544           --
                                         -------       -------        -------        -------
Earnings (loss) from continuing
  operations before taxes............    160,323       (10,873)       151,592        (26,907)

Income tax provision (benefit).......        232        (2,713)        (1,930)        (6,320)
                                         -------       -------        -------        -------
Earnings (loss) from continuing
  operations.........................    160,091        (8,160)       153,522        (20,587)
Earnings from discontinued operations,
  net................................      1,769         4,389          9,059         10,578
Gain (loss) on disposal of
  discontinued operations, net.......     61,286          (215)        61,259           (265)
Extraordinary loss, net..............    (10,436)         --          (10,436)          --
                                         -------       -------        -------        -------
Net earnings (loss)..................   $212,710      $ (3,986)      $213,404       $(10,274)
                                         =======       =======        =======        =======



*Condensed and restated for discontinued operations.  (See Note 3).


The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

             RHI HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES
        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                               (In thousands)
                                                   Nine Months Ended
                                                  March 31,      April 2,
                                                    1996           1995
                                                ------------   ------------
                                                                    (*)
Cash flows provided by (used for)
  Operations:
    Net earnings (loss).....................    $213,404        $(10,274)
    Depreciation and amortization...........      22,762          22,199
    Accretion of discount on long-term
      liabilities...........................       2,777           2,417
    Gain on the merger of subsidiaries
      (See Note 2)..........................    (162,859)           --
    Gain on sale of discontinued operations
      (See Note 3)..........................    (117,573)           --
    Minority interest.......................       1,414           2,113
    Undistributed earnings of affiliates....      (1,903)         (2,050)
    Changes in assets and liabilities.......      22,410         (31,066)
    Non-cash charges and working capital
      changes of discontinued operations....        --             6,142
                                                 -------         -------
    Net cash used for operations............     (19,568)        (10,519)

  Investments:
    Purchase of property, plant and
      equipment.............................     (12,257)        (11,522)
    Acquisitions of subsidiaries, net of
      cash acquired.........................        --           (12,061)
    Proceeds from sale of discontinued
      operations............................      78,400            --
    Proceeds received from (used for)
      investment securities, net............      (1,015)          6,343
    Investments in affiliates...............      (9,812)        (33,487)
    Changes in net assets held for sale.....       5,670           3,712
    Other, net..............................          37              36
    Investing activities of discontinued
      operations............................        --              (922)
                                                 -------         -------
    Net cash provided by (used for)
      investments...........................      61,023         (47,901)

  Financing:
    Proceeds from issuance of debt..........      60,960           7,017
    Debt repayments and repurchase of
      debentures, net.......................     (75,920)        (11,202)
    Payment of dividends....................     (35,481)        (10,000)
                                                 -------         -------
    Net cash used for financing.............     (50,441)        (14,185)

Effect of exchange rate changes on cash.....         447           1,550
Net decrease in cash........................      (8,539)        (71,055)
Cash and cash equivalents, beginning of
    period..................................      64,174          94,220
                                                 -------         -------
Cash and cash equivalents, end of period....    $ 55,635        $ 23,165
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

             RHI HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)

Note 1 - Financial Statements

     The consolidated balance sheet as of March 31, 1996 and the consolidated statements of earnings and cash flows for the nine months ended March 31, 1996 and April 2, 1995 have been prepared by the Company, without audit. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 1996 and for all periods presented, have been made. All financial information has been restated for discontinued operations, which includes the D-M-E Company ("DME") and Fairchild Data Corporation ("Data"). The balance sheet at June 30, 1995 was also condensed from audited financial statements as of that date.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 1995 Form 10-K and Banner Aerospace, Inc.'s March 31, 1995 Form 10-K. The results of operations for the period ended March 31, 1996 are not necessarily indicative of the operating results for the full year. Certain amounts in prior years' quarterly financial statements have been reclassified to conform to the current presentation.

Note 2 - Merger Agreement

     The Company, Fairchild Industries, Inc. ("FII," the Company's subsidiary), and The Fairchild Corporation ("TFC," the Company's parent), entered into an Agreement and Plan of Merger dated as of November 9, 1995 (as amended, the "Merger Agreement") with Shared Technologies Inc. ("STI"). On March 13, 1996, in accordance with the Merger Agreement, STI succeeded to the telecommunications systems and services business operated by the Company's Fairchild Communications Services Company ("FCSC").

     The transaction was effected by a Merger of FII with and into STI (the "Merger") with the resulting company named Shared Technologies Fairchild Inc. ("STFI"). Prior to the Merger, FII transferred all of its assets to, and all of its liabilities were assumed by the Company, or the Company's continuing subsidiaries, except for the assets and liabilities of FCSC, and $223,500,000 of the FII's existing debt and preferred stock consisting of (i) the $44,027,000 liquidation value of the outstanding Series A and Series C Preferred Stock of FII, (ii) the $125,000,000 principal amount outstanding of FII 12 1/4% Senior Notes due 1999 (the "Senior Notes"), and (iii) an amount of bank and other indebtedness of approximately $54,473,000 (the "Assumed Indebtedness"). As part of the Merger Agreement, FII made a cash tender offer to purchase all of the outstanding Senior Notes and obtained such Noteholders' consent to amend the indenture under which the Senior Notes were issued to remove all covenants which could be amended or deleted by majority vote (the "Tender Offer") (see Note 5). Pursuant to the Merger, an amount sufficient to redeem the Series A and Series C Preferred Stock at their liquidation value ($45.00 per share plus accrued and unpaid dividends) was placed with Chemical Mellon Shareholder Services as Escrow Agent. Also as part of the Merger, STFI, (i) purchased the $125,000,000 aggregate principal amount of Senior Notes tendered pursuant to the aforesaid Tender Offer and
(ii) repaid the Assumed Indebtedness in full.

     As a result of the Merger, the Company received (i) 6,000,000 shares of Common Stock of STFI (representing approximately 41% of the outstanding shares after giving effect to such issuance), (ii) shares of 6% Cumulative Convertible Preferred Stock of STFI having an aggregate liquidation preference of $25,000,000 (subject to upward adjustment), recorded at a fair value of $20,500,000, and which are convertible into Common Stock of STFI at a conversion price of $6.375 per share (which, if converted, would represent, together with the other Common Stock issued to the Company, approximately 42% of the Common Stock of STFI on a fully diluted basis), and (iii) shares of a Special Preferred Stock having an initial liquidation preference of $20,000,000 (which could accrue up to a maximum of $30,000,000 over a ten-year period, if not redeemed earlier), recorded at a fair value of $8,500,000. In connection with its stock ownership, TFC and the Company will have the right to elect four of the eleven members of the Board of Directors of STFI and have agreed, subject to certain exceptions, not to sell any of STFI's shares for a two-year period.

     The Merger was structured as a reorganization under section 368(a)(1)(A) of the Internal Revenue Code of 1986, as amended. The Company recorded a $162,859,000 non-recurring gain in the third quarter of Fiscal 1996 from this transaction.

Note 3 - Discontinued Operations

     During the Fiscal 1996 second quarter, FII adopted a formal plan to sell the DME, a mold equipment manufacturer, and Data, a satellite communications company.

     On February 22, 1996, pursuant to the Asset Purchase Agreement dated January 26, 1996 (the "closing date"), the Company, through its subsidiaries, completed the sale of certain assets, liabilities and the business of DME to Cincinnati Milacron Inc. ("CMI") for a sales price of approximately $244,331,000, as adjusted. The sales price consists of $74,000,000 in cash, and two 8% promissory notes in the aggregate principal amount of $170,331,000. The promissory notes mature one year following the closing date; provided that the Company may require prepayment of, and CMI may at its option, prepay such notes after the six-month anniversary of the closing date.

     As a result of the sale of DME, the Company recorded a gain on disposal of discontinued operations, of approximately $61,338,000, net of a $56,235,000 tax provision, in the quarter ended March 31, 1996.


     On January 27, 1996, FII completed the sale of Data to SSE Telecom, Inc. ("SSE") for book value of approximately $4,400,000 and 100,000 shares of SSE's common stock valued at $9.0625 per share, or $906,000, at January 26, 1996, and warrants to purchase an additional 50,000 shares of SSE's common stock at $11.09 per share. In addition, the Company has an opportunity to earn an additional 100,000 shares based on the future performance of SSE during the twelve months following the date of sale. There was no material gain or loss from this transaction.

     Accordingly, DME and Data have been accounted for as discontinued operations and the prior periods financial statements have been restated to reflect the discontinuance of these companies. The combined net sales of DME and Data totaled $16,789,000 and $47,773,000 for the third quarter of Fiscal 1996 and 1995, respectively, and $108,131,000 and $134,341,000 for the first nine months of Fiscal 1996 and 1995, respectively. The components of net assets of discontinued operations on the consolidated balance sheet are as follows:

                                                      June 30,
(In thousands)                                          1995
                                                      --------
Accounts receivable...............................   $ 28,161
Inventories.......................................     26,645
Prepaid and other current assets..................      1,365
Accounts payable..................................     (9,801)
Other current liabilities.........................    (11,744)
                                                      -------
Net current assets of discontinued operations.....   $ 34,626
                                                      =======

Property, plant & equipment, net of accumulated
 depreciation.....................................     37,986
Goodwill, net of accumulated amortization.........     55,664
Other assets......................................      4,602
Retiree health care liabilities...................     (4,764)
Minority interest in subsidiaries.................       (416)
Cumulative translation adjustment.................     (4,863)
                                                      -------
Net noncurrent assets of discontinued operations..   $ 88,209
                                                      =======

Note 4 - Transfer of Division to Banner Aerospace

     Effective February 25, 1996, the Company completed a transfer of the Company's Harco Division ("Harco") to Banner Aerospace, Inc. ("Banner") in exchange for 5,386,477 shares of Banner common stock. The exchange has increased the Company's ownership of Banner common stock from approximately 47.2% to 59.3%, resulting in the Company becoming the majority shareholder of Banner. There was no significant gain or loss from this transaction. Accordingly, the Company consolidated Banner on February 25, 1996. Banner is a leading international supplier to the aerospace industry as a distributor, providing a wide range of aircraft parts and related support services. Harco is a distributor of precision fasteners to the aerospace industry.


Note 5 - Tender Offer

     On March 13, 1995, FII consummated the Tender Offer and purchased for cash, upon terms and subject to conditions set forth in an Offer to Purchase and Consent Solicitations and related Letter of Transmittal (the "Offer to Purchase") dated as of December 22, 1995, all $125,000,000 of the Senior Notes. Terms of the Tender Offer, as amended and restated, required a purchase price of $1,063.90 per $1,000 principal amount of the Senior Notes and accrued and unpaid interest up to, but not including, the payment date. During the Tender Offer period, FII received consents solicited (the "Tender Offer Consent Solicitation") of the holders of the Senior Notes to (i) the adoption of the proposed amendments to the indenture pursuant to which the Senior Notes were issued (the "Indenture"), and (ii) the release of the collateral securing FII's obligations under the Senior Notes and the Indenture, upon terms set forth in the Offer to Purchase.

     In addition, independent of the Tender Offer and the Tender Offer Consent Solicitation, FII also solicited and received consents to the waiver of any and all violations of the Indenture arising out of or relating to (i) the transfer by VSI Corporation ("VSI"), a wholly-owned subsidiary of FII, of the stock of Harco to Banner (see Note 4), and (ii) the sale by VSI of DME to CMI (see Note 3).

     As part of the consummation of the Tender Offer, FII paid holders of Senior Notes who validly tendered Senior Notes pursuant to the Tender Offer and Consent Solicitations a consent fee of $25.00 per $1,000 principal amount of Senior Notes tendered. FII paid an early consent fee consisting of $5.00 per $1,000 principal amount to holders of Senior Notes who on or prior to January 19, 1996, validly tendered their shares.

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

     On November 28, 1994, FCSC completed the acquisition of substantially all of the telecommunications assets of JWP Telecom, Inc. ("JWP") for approximately $11,000,000, plus the assumption of approximately $4,000,000 of liabilities. The Company recorded $5,595,000 in goodwill as a result of this acquisition. JWP is a telecommunications system integrator, specializing in the distribution, installation and maintenance of voice and data communications equipment. In the first quarter of Fiscal 1995, Fairchild Communications acquired all the shared telecommunications assets of Eaton & Lauth Co., Inc., for approximately $550,000. Approximately $300,000 of the acquisition price was recorded as goodwill.


     Proforma financial statements would not be material for the SBC acquisition and are not required for the acquisitions by FCSC.

Note 7 - Pro forma Financial Statements

     The Following unaudited pro forma information for the nine months ended March 31, 1996 and April 2, 1995, provides the results of the Company's operations as though (i) the disposition of DME and Data, (ii) the Merger of FCS, and (iii) the transfer of Harco to Banner, resulting in the consolidation of Banner, had been in effect since the beginning of each period. The pro forma information is based on the historical financial statements of the Company, DME, FCSC and Banner, giving effect to the forementioned transactions. In preparing the pro forma data, certain assumptions and adjustments have been made which (i) reduce interest expense for revised debt structures, (ii) increase interest income for notes receivable, (iii) reduce minority interest from the Series C Preferred Stock of FII being redeemed, and (iv) adjust equity in earnings of affiliates to include the estimated results of STFI.

     The following unaudited pro forma financial information are not necessarily indicative of the results of operations that actually would have occurred if the transactions had been in effect since the beginning of each period, nor are they necessarily indicative of future results of the Company.

                                            Nine Months Ended
(In thousands)                             March 31,   April 2,
                                             1996        1995
                                          ----------  ----------
Sales...................................  $447,796    $359,071
Loss from continuing operations.........      (825)    (11,912)

     The pro forma financial information has not been adjusted for non-recurring income or expense and gains from disposal of discontinued operations that have been or are expected to be incurred from these transactions within the ensuing year.

Note 8 - Restructuring Charges

     During the nine months ended March 31, 1996, the Company's Aerospace Fasteners Segment recorded restructuring charges of $965,000 for severance pay to employees terminated, and $279,000 relating to the closing of a small subsidiary located in Japan.

Note 9 - Early Extinguishment of Debt

     During the nine months ended March 31, 1996, the Company used the Merger transaction and cash available to retire fully all of the Senior Notes, FII's 9 3/4% subordinated debentures due 1998, and bank loans under VSI's credit agreement. The redemption of the Senior Notes at a premium, consent fees paid to holders of the Senior Notes, the write off of the original issue discount on FII 9 3/4% subordinated debentures and the write off of the remaining deferred loan fees associated with the issuance of the debt retired, resulted in an extraordinary loss of $10,436,000, net of a $5,620,000 tax benefit.

Note 10 - Summarized Statement of Earnings Information

     The following table presents summarized statement of earnings information of Nacanco Paketleme ("Nacanco"), the Company's principal investment, which is accounted for using the equity method.

                                                 Nine Months Ended
(In thousands)                             ----------------------------
                                             March 31,      April 2,
                                               1996           1995
                                           ------------   -------------
Net sales.................................   $68,010        $50,086
Gross profit..............................    21,905         19,565
Earnings from continuing operations.......     9,971          2,768
Net earnings..............................     9,971          2,768

     On January 18, 1995, the Company purchased approximately a 26.7% ownership interest in Nacanco common stock for $13,000,000 from TFC. The Company recorded equity earnings of $2,611,000 and $514,000 for the nine months ended March 31, 1996 and April 2, 1995, respectively, from this investment. Equity earnings prior to the stock purchase were recorded by TFC.

     Since March 13, 1996, as a result of the Merger in which the Company received a 41% interest in STFI, the Company is accounting for its investment in STFI using the equity method. Prior to March 13, 1996, the Company consolidated the results of FCSC, which was merged into STFI (see Note 2). The Company recorded an estimated equity loss of $60,000 during the nine months ended March 31, 1996, from the investment in STFI.

     On March 31, 1996, the Company's carrying value of its investments in STFI consisted of (i) $20,500,000 for the Convertible Preferred Stock, and
(ii) $8,500,000 for the Special Preferred Stock. The Company did not record a carrying value for 6,000,000 shares of common stock of STFI. At the close of trading on March 29, 1996, STFI's common stock was quoted at $5.375 per share. Based on this price, the Company's investment in STFI common stock has an approximate market value of $32,250,000.

     Effective February 25, 1996, the Company increased its percentage of ownership of Banner common stock from 47.2% to approximately 59.3%. Since February 25, 1996, the Company is consolidating Banner's results. Prior to February 25, 1996, the Company accounted for its investment in Banner using the equity method and held its investment in Banner as a part of investments and advances-affiliated companies. The Company recorded equity earnings of $430,000 and $1,627,000 for the nine months ended March 31, 1996 and April 2, 1995, respectively, from this investment.


    In connection with the Company's December 23, 1993 sale of its interest in Rexnord Corporation to BTR Dunlop Holdings, Inc. ("BTR"), the Company placed shares of Banner, with a fair market value of $5,000,000, in escrow to secure the Company's remaining indemnification of BTR against a contingent liability. Once the contingent liability is resolved the escrow will be released.

Note 11 - Restricted Cash

     The Company had approximately $4,463,000 and $545,000 of restricted cash on March 31, 1996 and June 30, 1995, respectively, all of which is maintained as collateral for certain debt facilities.

Note 12 - Credit Agreements

     On March 13, 1996, in connection with the Merger, the Company replaced VSI Corporation's credit agreement with a new credit agreement at a newly formed subsidiary, Fairchild Holding Corporation ("FHC"). The new credit agreement provides FHC with a $50,000,000 revolving credit facility and a $30,000,000 term loan, both of which generally bear interest at 1/2% over the prime rate. The revolving credit facility is subject to a non-use fee of 1/2% of the unused availability. Substantially all of FHC's assets are pledged as collateral under the new credit agreement. The new credit agreement matures on July 29, 1996.

     FHC's credit agreement requires compliance with certain financial loan covenants, including achieving a minimum of cumulative earnings before interest, taxes, depreciation and amortization ("EBITDA Covenant") at March 31, 1996, and maintaining a certain interest ratio coverage at specified periods. Additionally, the credit agreement restricts FHC's capital expenditures during the term of the agreement to $6,000,000, in the aggregate. The Company has remained in compliance with these covenants since the inception of the new credit agreement.

     Banner has a credit agreement ("Banner's Credit Agreement") which provides Banner and its subsidiaries with a $55,000,000 term loan and a $71,500,000 revolving credit facility, both of which initially bear interest at prime plus 1 1/4% or London Interbank Offered Rate ("LIBOR") plus 2 1/2%. Borrowings under both the prime rate and LIBOR may increase by 1/4% or decrease by up to 1% based upon certain performance criteria. Banner's performance level at December 31, 1995, resulted in a 1/4% interest rate reduction for the quarter ended March 31, 1996. Banner's term loan requires certain semiannual loan payments. Banner's revolving credit facility is subject to a non-use fee of 1/2% of the unused availability. Substantially all of Banner's assets are pledged as collateral under Banner's Credit Agreement. Banners's Credit Agreement matures August 2001.

     Banner's Credit Agreement requires quarterly compliance with various financial and non-financial loan covenants, including maintaining a minimum net worth, and minimum ratios of interest coverage, fixed charge coverage, and debt to earnings before interest, taxes, depreciation and amortization. Banner also has certain limitations on the incurrence of additional debt. Banner has remained in compliance with all covenants under its credit agreement since the inception of its credit agreement.

    Banner has several interest rate hedge agreements ("Hedge Agreements") to manage its exposure to increases in interest rates on its variable rate debt. The Hedge Agreements provide interest rate protection on $60,000,000 of debt through September 2000, by providing for a cap of 7% if the 90-day LIBOR rate exceeds 7%. If the 90-day LIBOR rate drops below 5%, Banner will be required to pay a floor rate of approximately 6%.

Note 13 - Minority Interest in Consolidated Subsidiaries

     The Company is including $57,949,000 of minority interest in its balance sheet at March 31, 1996, representing approximately 9,518,106 shares of Banner's common stock effectively outstanding on a consolidated basis.

     The Company included $23,804,000 of minority interest on its balance sheet at June 30, 1995, representing by 553,460 shares of Series C Preferred Stock of FII. The Series C Preferred Stock was assumed by STFI and redeemed entirely as part of the Merger. (See Note 2).

Note 14 - Redeemable Preferred Stock of Subsidiary

     The Company classified 553,460 shares of Series A Preferred Stock of FII as a long-term liability at June 30, 1995. The Series A Preferred Stock was assumed by STFI and redeemed entirely as part of the Merger. (See Note 2).

Note 15 - Dividend Paid to Parent

     During the nine months ended March 31, 1996 and April 2, 1995, the Company paid to TFC cash dividends of $35,481,000 and $10,000,000, respectively. In the Fiscal 1996 period, the Company also paid to TFC noncash dividends of $25,971,000, which was represented by the Company's investment in TFC 12 1/4% Senior Debentures due March 15, 1996.

Note 16 - Commitments and Contingencies

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

     As of March 31, 1996, the consolidated total recorded liabilities of the Company for environmental matters totalled $12,255,000, which represented the estimated probable exposures for these matters. It is reasonably possible that the Company's total exposure for these matters could be approximately $21,038,000.

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

MANAGEMENT'S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS
- ------------------------------------------------------------

     RHI Holdings, Inc. (the "Company"), formerly known as Rexnord Holdings Inc., is essentially a holding company incorporated in the State of Delaware. It has two principal operating subsidiaries, Fairchild Holding Corporation ("FHC") and Banner Aerospace, Inc. ("Banner"). The Company is a wholly-owned subsidiary of The Fairchild Corporation ("TFC"). The Company also holds a significant equity interest in Shared Technologies Fairchild, Inc. ("STFI") and Nacanco Paketleme ("Nacanco").

RECENT DEVELOPMENTS

     The Company, Fairchild Industries, Inc. ("FII," the company's former subsidiary), and The Fairchild Corporation ("TFC," the Company's parent), entered into an Agreement and Plan of Merger dated as of November 9, 1995 (as amended, the "Merger Agreement") with Shared Technologies Inc. ("STI"). On March 13, 1996, in accordance with the Merger Agreement, STI succeeded to the telecommunications systems and services business operated by the Company's Fairchild Communications Services Company ("FCSC").

     The transaction was effected by a Merger of FII with and into STI (the "Merger") with the resulting company named STFI. Prior to the Merger, FII transferred all of its assets to, and all of its liabilities were assumed by the Company, or the Company's continuing subsidiaries, except for the assets and liabilities of FCSC, and $223.5 million of the FII's existing debt and preferred stock consisting of (i) the $44.0 million liquidation value of the outstanding Series A and Series C Preferred Stock of FII, (ii) the $125.0 million principal amount outstanding of FII 12 1/4% Senior Notes due 1999 (the "Senior Notes"), and (iii) an amount of bank and other indebtedness of approximately $54.5 million (the "Assumed Indebtedness"). As part of the Merger Agreement, FII made a cash tender offer to purchase all of the outstanding Senior Notes and obtained such Noteholders' consent to amend the indenture under which the Senior Notes were issued to remove all covenants which could be amended or deleted by majority vote (the "Tender Offer"). Pursuant to the Merger, an amount sufficient to redeem the Series A and Series C Preferred Stock at their liquidation value ($45.00 per share plus accrued and unpaid dividends) was placed with Chemical Mellon Shareholder Services as Escrow Agent. Also as part of the Merger, STFI, (i) purchased the $125.0 million aggregate principal amount of Senior Notes tendered pursuant to the aforesaid tender offer and (ii) repaid the Assumed Indebtedness in full.

     As a result of the Merger, the Company received (i) 6,000,000 shares of Common Stock of STFI (representing approximately 41% of the outstanding shares after giving effect to such issuance), (ii) shares of 6% Cumulative Convertible Preferred Stock of STFI having an aggregate liquidation preference of $25.0 million (subject to upward adjustment) and which are convertible into Common Stock of STFI at a conversion price of $6.375 per share (which, if converted, would represent, together with the other Common Stock issued to the Company, approximately 42% of the Common Stock of STFI on a fully diluted basis), and (iii) shares of a Special Preferred Stock having an initial liquidation preference of $20.0 million (which could accrue up to a maximum of $30.0 million over a ten-year period, if not redeemed earlier).
(See Notes to Condensed Consolidated Financial Statements.)   In connection
with its stock ownership, TFC and the Company will have the right to elect four of the eleven members of the Board of Directors of STFI and have agreed, subject to certain exceptions, not to sell any of STFI's shares for a two-year period.

     The Merger was structured as a reorganization under section 368(a)(1)(A) of the Internal Revenue Code of 1986, as amended. The Company recorded a $162.9 million non-recurring gain in the third quarter of Fiscal 1996 from this transaction.

     On February 22, 1996, pursuant to the Asset Purchase Agreement dated January 26, 1996 (the "closing date"), the Company, through its subsidiaries, completed the sale of certain assets, liabilities and the business of the D-M-E Company ("DME") to Cincinnati Milacron Inc. ("CMI") for a sales price of approximately $244.3 million as adjusted. The sales price consists of $74.0 million in cash, and two 8% promissory notes in the aggregate principal amount of $170.3 million. The promissory notes mature one year following the closing date; provided that the Company may require prepayment of, and CMI may, at its option, prepay such notes after the six-month anniversary of the closing date.

     As a result of the sale of DME, the Company recorded an after-tax gain on disposal of discontinued operations of approximately $61.3 million in the quarter ended March 31, 1996.

     On January 27, 1996, FII completed the sale of Fairchild Data Corporation ("Data") to SSE Telecom, Inc. ("SSE") for book value of approximately $4.4 million and 100,000 shares of SSE's common stock valued at $9.0625 per share, or $.9 million, at January 26, 1996, and warrants to purchase an additional 50,000 shares of SSE's common stock at $11.09 per share. In addition, the Company has an opportunity to earn an additional 100,000 shares based on the future performance of SSE during the twelve months following the date of sale. There was no material gain or loss from this transaction.

     Accordingly, DME and Data have been accounted for as discontinued operations and the prior periods financial statements have been restated to reflect the discontinuance of these companies. The combined net sales of DME and Data totaled $16.8 million and $47.8 million for the third quarter of Fiscal 1996 and 1995, respectively, and $108.1 million and $134.3 million for the first nine months of Fiscal 1996 and 1995, respectively.


     Effective February 25, 1996, the Company completed a transfer of the Company's Harco Division ("Harco") to Banner in exchange for 5,386,477 shares of Banner common stock. The exchange has increased the Company's ownership of Banner common stock from approximately 47.2% to 59.3%, resulting in the Company becoming the majority shareholder of Banner. Accordingly, the Company consolidated Banner on February 25, 1996. Banner is a leading international supplier to the aerospace industry as a distributor, providing a wide range of aircraft parts and related support services. Harco is a distributor of precision fasteners to the aerospace industry.

RESULTS OF OPERATIONS

     The Company currently operates in four principal business segments:
Aerospace Fasteners, Aerospace Distribution, Industrial Products and Communications Services. Set forth below is a comparison of the results from continuing operations of the Company for the three and nine month periods ended March 31, 1996 and April 2, 1995.

(In thousands)                                   Three Months Ended        Nine Months Ended
                                               March 31,     April 2,    March 31       April 2,
                                                 1996         1995         1996          1995
                                              -----------   ----------  ------------   ----------
                                                               (*)                        (*)
Sales by Business Segment:
   Aerospace Fasteners......................   $ 57,885     $ 55,521    $165,875      $159,359
   Aerospace Distribution...................     35,698         --        35,698          --
   Industrial Products......................     17,169       13,006      54,674        27,412
   Communications Services (**).............     26,262       34,455      91,290        76,965
                                                -------      -------     -------       -------
Total.......................................   $137,014     $102,982    $347,537      $263,736
                                                =======      =======     =======       =======
Operating Income (Loss) by Business Segment:
   Aerospace Fasteners......................   $     18     $ (3,391)   $  1,710      $ (4,146)
   Aerospace Distribution...................        742         --           742          --
   Industrial Products......................       (244)         299       1,977        (2,805)
   Communications Services (**).............      4,773        5,172      14,544        13,423
                                                -------      -------     -------       -------
Total.......................................      5,289        2,080      18,973         6,472

   Corporate administrative expense.........     (2,640)      (3,004)     (7,796)       (7,356)
   Other corporate income (expense).........        363         (788)        160          (734)
                                                -------      -------     -------       -------
Operating income (loss).....................      3,012       (1,712)     11,337        (1,618)

Net interest expense........................     (6,817)      (9,600)    (26,623)      (28,135)
Investment income, net......................      1,150          139       3,062         3,061
Equity in earnings of affiliates............        763        1,096       2,686         1,789
Minority interest...........................       (329)        (796)     (1,414)       (2,004)
Non-recurring income........................    162,544         --       162,544          --
                                                -------      -------     -------       -------
Earnings (loss) from continuing operations
  before income taxes.......................    160,323      (10,873)    151,592       (26,907)
Income tax provision (benefit)..............        232       (2,713)     (1,930)       (6,320)
                                                -------      -------     -------       -------
Earnings (loss) from continuing operations..   $160,091     $ (8,160)   $153,522      $(20,587)
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

** Effective March 13, 1996, the Company's investment in the Communications
Services segment was recorded using the equity method.
/TABLE

General
- -------

     Overall sales from continuing operations increased by 33.0% in the third quarter and 31.8% for the Fiscal 1996 nine month period, compared to sales for the same periods in Fiscal 1995. Operating income from continuing operations increased $4.7 million in the third quarter and $13.0 million in the Fiscal 1996 nine month period, compared to operating income for the same periods in Fiscal 1995. The net increase in both sales and operating income reflects the inclusion of one month of sales and operating income from Banner, consolidated effective February 25, 1996, offset partially by the deconsolidation of FCSC effective March 13, 1996, as a result of the Merger
with STI.   (See discussion below).

Aerospace Fasteners
- -------------------

     Sales in the Aerospace Fasteners segment increased $2.4 million or 4.3% in the third quarter and increased $6.5 million or 4.1% in the Fiscal 1996 nine month period, compared to the corresponding Fiscal 1995 periods, reflecting moderate growth in this industry. New orders have been strong in recent months.

     Operating income in the Aerospace Fasteners segment increased $3.4 million in the third quarter and $5.9 million in the Fiscal 1996 nine month period, compared to the Fiscal 1995 periods. The Fiscal 1995 periods included income from business interruption insurance resulting from the loss sustained in the January 1994 earthquake. This segment continues to be affected by soft demand, competitive pricing conditions and higher quality control costs resulting from customers' requirements. Management will continue to implement productivity improvements and reduce costs to bring the breakeven point in line with demand, particularly in its U.S. operations. A $1.2 million restructuring charge was recorded in the Fiscal 1996 nine months, primarily for severance pay to employees terminated as a result of further downsizing and for the close down of a small subsidiary located in Japan.

Aerospace Distribution
- ----------------------

     As a result of the transfer of Harco to Banner effective February 25, 1996, the Company recorded five weeks of sales and operating income of Banner including the Harco division for five weeks, as part of the Aerospace distribution Segment. This segment reported $35.7 million in sales and $.7 million in operating income for this five week period ended March 31, 1996.

     As a result of the transfer of Harco to Banner, effective February 25, 1996, Harco's sales and operating income for the five weeks ended March 31, 1996, are now being reported as part of the Aerospace Distribution segment. The first eight months of Harco's sales and operating income are included in the Aerospace Fasteners Segment.


Industrial Products
- -------------------

    Sales in the Industrial Products segment increased $4.2 million or 32.0% in the third quarter and $27.3 million or 99.5% in the first nine months of Fiscal 1996, compared to the same periods in Fiscal 1995. $25.2 million of this sales increase is attributable to the performance of Fairchild Technologies which includes Fairchild Convac, a semiconductor equipment manufacturer which had a strong nine months performance resulting from the shipment of orders included in the prior year end backlog. This was compared to a very slow Fiscal 1995 first nine months, which was the first nine month period following the acquisition of Fairchild Convac.

     Operating income in the Industrial Products segment decreased $.5 million in the third quarter, primarily the result of increased costs being incurred to expand the sales and service organization of Fairchild Technologies. Year-to-date operating income increased $4.8 million in the first nine months of Fiscal 1996, compared to the same periods in Fiscal 1995. $3.6 million of this net increase was contributed by Fairchild Technologies, primarily the result of its increase in sales.

Communications Services
- -----------------------

     Sales in the Communications Services segment decreased 23.8% in the third quarter and increased 18.6% in the Fiscal 1996 first nine month period, compared with the same periods in Fiscal 1995. The decrease in the current third quarter is primarily due to recording only ten weeks of operating results in the current quarter compared to thirteen weeks of operating results in the prior period quarter as a result of the March 13, 1996 merger of the Communications Services segment with STI. The nine month increase is primarily due to the inclusion of $36.5 million of sales in the first nine months of Fiscal 1996 from the JWP Telecom, Inc. ("JWP") acquisition made during the Fiscal 1995 second quarter, as well as sales to new customers, the addition of telecommunications franchises in new office buildings, and growth at existing sites.

     Operating income in the Communications Services segment decreased 7.7% in the third quarter and increased 8.4% during the nine months period of Fiscal 1996, compared to the same period in Fiscal 1995. The decrease in the current quarter is due to recording only ten weeks of operating results in the current quarter compared to thirteen weeks of operating results in the prior period quarter as a result of the Merger mentioned above.

Other Expense/Income
- --------------------

     Corporate administrative expense - FHC's and TFC's staff perform work on behalf of the Company, which is charged out monthly based on the estimated level of effort. Corporate administrative expense decreased 12.1% in the current third quarter and increased 6.0% in the nine month period of Fiscal 1996, compared to the same periods in the prior year. The decrease in the current quarter was primarily due to a large amount of legal expenses being recorded in the prior year third quarter. The increase for the nine month period was primarily due to the increased staff involvement on behalf of the Company and its subsidiaries to negotiate and complete the sales of operations (DME and Data), the Merger of FII into STI and the transfer of Harco to Banner. Management believes that the corporate administrative expense of the Company would be higher if it operated as a separate independent entity.

     Other corporate income increased $1.2 million in the third quarter and $.9 million in the first nine months of Fiscal 1996, compared to the same periods in the prior year, primarily due to a favorable settlement on a bankruptcy case.

     Net interest expense decreased 29.0% in the third quarter and 5.4% in the Fiscal 1996 first nine months, compared to the Fiscal 1995 periods, primarily the result of interest income earned on the $170.3 million note receivable resulting from the sale of DME during the Fiscal 1996 period.

     Investment income, net was higher in the third quarter of Fiscal 1996, principally as a result of recording unrealized gains from the fair market value adjustments of investments classified as trading securities.

     Equity in earnings of affiliates increased $.9 million in the Fiscal 1996 first nine months compared to the prior year period. The Fiscal 1996 first nine months includes a $2.1 million increase in equity earnings provided by Nacanco, shares of which were purchased from TFC in January 1995.

     Minority interest expense primarily includes dividend expense on FII's Series C Preferred Stock.

     Non-recurring income includes a $162.9 million nontaxable gain resulting from the Merger. Other non-recurring items include expenses associated with the Harco transfer to Banner and expenses associated with alternative financing options the Company had considered.

     Income taxes - The tax benefit from the continuing operations loss, excluding the nontaxable nonrecurring gain, was $1.9 million and lower than the statutory rate, largely due to the amortization of goodwill, which is not deductible for tax purposes.

     Earnings from discontinued operations, net, include the earnings, net of tax, from DME and Data for all periods presented.

     The after tax gain on disposal of discontinued operations resulted primarily from the sale of DME to CMI.

     Net earnings (loss) - The net earnings increased $223.7 million in the first nine months of Fiscal 1996, compared to the first nine months of Fiscal 1995, primarily due to (i) the nontaxable $162.9 million non-recurring gain from the Merger, (ii) the $61.3 million gain from the disposal of discontinued operations, (iii) the $13.0 million increase in operating income. Partially offsetting these increases was a $10.4 million extraordinary loss from the early extinguishment of debt.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     Working capital at March 31, 1996, was $392.9 million, which was $251.1 million higher than at June 30, 1995. The principal reasons for this increase included a $170.3 million increase in notes receivable obtained from the sale of DME. In addition, due primarily to the consolidation of Banner and the deconsolidation of FCSC, there was a net increase in accounts receivable of $35.3 million and increase in inventory of $186.5 million (the FCSC business, a telecommunication services business had virtually no inventory). Offsetting this increase in working capital were net increases in accounts payable of $21.0 million and other accrued liabilities of $8.4 million, reflecting the consolidation of Banner and the deconsolidation of FCSC. The Company's current bank debt borrowings increased $64.3 million reflecting the current debt on the new interim credit agreement at FHC discussed below. Net current assets of discontinued operations decreased $34.7 million reflecting the sale of DME and Data. Income tax payable increased $12.2 million reflecting tax due, primarily the result of the DME sale.

     The Company's principal sources of liquidity are cash generated from operations and borrowings under its credit agreement. The Company also expects to generate cash from the sale of certain assets and liquidation of investments. Net assets held for sale at March 31, 1996, had a book value of $44.4 million and included two parcels of real estate in California, a 68 acre parcel of real estate located in Farmingdale, New York, two landfills in Pennsylvania, a real estate joint venture in California, and several other parcels elsewhere, which the Company plans to sell, lease or develop, subject to market conditions or, with respect to certain of the parcels, the resolution of environmental matters. Net assets held for sale decreased $5.4 million resulting from the sale of 20 acres of a larger parcel of real estate, owned by the Company, in Farmingdale, New York. The proceeds were applied against the carrying value of this property.

     The Company's principal cash requirements include debt service, capital expenditures, acquisitions, and payment of other liabilities.

     Property, plant and equipment ("PP&E") decreased $43.1 million from June 30, 1995 as a result of deconsolidating FCSC and consolidating Banner. At March 13, 1996 FCSC had PP&E of $51.3 million which was deconsolidated, and Banner had $13.1 million which was consolidated.

     Cost in excess of net assets acquired decreased $9.6 million primarily from the deconsolidation of FCSC offset partially by the consolidation of Banner and year to date amortization of goodwill amounting to $3.6 million.

     Investments and advances in affiliated companies decreased $12.7 million. Changes in investments and advances in affiliates included (i) a $53.9 million decrease resulting from the consolidation of Banner, in which the Company's ownership percentage increased to 59.3%, (ii) a dividend of $26.0 million of TFC bonds the Company owned ($16.7 million owned at June 30, 1995), (iii) recording a $26.2 million increase in the market value of the Company's investment in TFC stock, (iv) recording a $29.0 million investment from the Merger of FCS with STI in which the Company retained a 41% interest in STFI, the merged company, and (v) recording equity earnings of $2.7 million during the nine months ended March 31, 1996.

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

     On March 13, 1996, in connection with the Merger, the Company replaced VSI Corporation's credit agreement with a new credit agreement at FHC, a newly formed subsidiary. The new credit agreement provides FHC with a $50.0 million revolving credit facility and a $30.0 million term loan. Substantially all of FHC's assets are pledged as collateral under the new credit agreement. The new credit agreement matures on July 29, 1996.

     FHC's credit agreement requires compliance with certain financial loan covenants, including achieving a minimum of cumulative earnings before interest, taxes, depreciation and amortization ("EBITDA Covenant") at March 31, 1996, and maintaining a certain interest ratio coverage at specified periods. Additionally, the credit agreement restricts FHC's capital expenditures during the term of the agreement to $6,000,000, in the aggregate. The Company has remained in compliance with these covenants since the inception of the new credit agreement.

     FHC may transfer available cash as dividends to the Company.

     Banner has a credit agreement ("Banner's Credit Agreement") which provides Banner and its subsidiaries with a $55.0 million term loan and a $71.5 million revolving credit facility. Substantially all of Banner's assets are pledged as collateral under Banner's Credit Agreement. Banners's Credit Agreement matures August 2001.

     Banner's Credit Agreement requires quarterly compliance with various financial and non-financial loan covenants, including maintaining a minimum net worth, and minimum ratios of interest coverage, fixed charge coverage, and debt to earnings before interest, taxes, depreciation and amortization. Banner also has certain limitations on the incurrence of additional debt. Banner has remained in compliance with all covenants under its credit agreement since the inception of its credit agreement.

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

                         PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings


     Reference is made to Note 16 of Notes to Consolidated Financial
Statements.

Item 6.  Exhibits and Reports on Form 8-K

     On February 12, 1996, the Company filed a Form 8-K to report on Item 5. The Company reported that on January 26, 1996, pursuant to the Asset Purchase Agreement dated as of January 23, 1996 (the "Purchase Agreement"), it concluded the initial closing of the sale of the Company's DME business to Cincinnati Milacron, Inc., ("CMI") for $245,377,000, subject to adjustment based on the closing date value of DME's net tangible assets. The Company filed the following exhibits in conjunction with this Form 8-K:

Exhibits
- --------

10 (b)(i)  Asset Purchase Agreement dated as of January 26, 1996, between the Company and CMI.

10 (b)(j)  The Company's press release dated January 26, 1996.

     On March 7, 1996, the Company filed a Form 8-K to report on Item 2 and
Item 7. The Company reported that on February 22, 1996, pursuant to the Purchase Agreement, it had completed the sale of the Company's DME business to CMI for $245,377,000, subject to adjustment based on the closing date value of DME's net tangible assets. The Company provided unaudited pro forma financial statements for this transaction.

     On March 27, 1996, the Company filed a Form 8-K to report on Item 2 and
Item 7. The Company reported that on March 13, 1996, it had completed an Agreement and Plan of Merger with Shared Technologies, Inc. ("STI"), in which STI (i) acquired the telecommunications systems and services business operated by Fairchild Communications Services Company, (ii) assumed $223,500,000 of the Company's debt and preferred stock issuances, and (iii) issued to the Company 6,000,000 shares of common stock of STI (representing approximately 41% of the outstanding shares after giving effect to such issuance), shares of 6% cumulative convertible preferred stock having an aggregate liquidation preference of $25,000,000 (subject to upward adjustment), and shares of special preferred stock having an initial liquidation preference of $20,000,000. The Company provided unaudited pro forma financial statements for this transaction and the sale of DME. The Company filed the following exhibits in conjunction with this Form 8-K:

Exhibits
- --------

10 (b)(g)  Agreement and plan of Merger dated as of November 9, 1995 by and among Fairchild, RHI, FII and Shared Technologies (" Merger Agreement").

10 (b)(k)  Amendment No. 1 to Merger Agreement dated as of February 2, 1996.

10 (b)(l)  Amendment No. 2 to Merger Agreement dated as of February 23, 1996.

10 (b)(m)  Amendment NO. 3 to Merger Agreement dated as of March 1, 1996.

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



Date:  May 15, 1996