Form 10-Q/A
period 1995-10-01
RHI HOLDINGS INC
filed 1996-09-12
CIK 83573

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                             --------------------
                                   FORM 10-Q/A
                             --------------------

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

                                                        Outstanding at
Class                                                    October 1, 1995
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

                       PART 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements

             RHI HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES
                  CONDENSED CONSOLIDATED BALANCE SHEETS
                             (In thousands)
                                                October 1,       June 30,
ASSETS                                             1995            1995
- ------                                         ------------    ------------
                                                (Unaudited)         (*)
Current Assets:
Cash and cash equivalents, $4,463 and $545
  restricted.................................    $ 41,470        $ 64,174
Short-term investments.......................       6,040           4,045
Accounts receivable-trade, less allowances
  of $5,310 and $5,415.......................     100,769          90,100
Inventories:
   Finished goods............................      53,365          53,105
   Work-in-process...........................      25,790          27,704
   Raw materials.............................      21,160          23,434
                                                  -------         -------
                                                  100,315         104,243

Prepaid expenses and other current assets....      17,914          24,986
                                                  -------         -------
Total Current Assets.........................     266,508         287,548

Property, plant and equipment net of
  accumulated depreciation of $117,705 and
  $112,658...................................     167,303         170,156

Net assets held for sale.....................      50,002          49,753
Cost in excess of net assets acquired,
  (Goodwill) less accumulated amortization of
  $36,717 and $35,134........................     203,377         204,851
Investments and advances - affiliated
  companies..................................     121,587         111,744
Prepaid pension assets.......................      59,374          59,567
Other assets.................................      18,222          17,413
                                                  -------         -------
Total Assets.................................    $886,373        $901,032
                                                  =======         =======


*Condensed from audited financial statements.



The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

             RHI HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES
                  CONDENSED CONSOLIDATED BALANCE SHEETS
                             (In thousands)
                                                 October 1,       June 30,
LIABILITIES AND STOCKHOLDER'S EQUITY               1995            1995
- ------------------------------------           -------------   ------------
                                                (Unaudited)         (*)
Current Liabilities:
Bank notes payable and current maturities
 of long-term debt...........................    $ 23,249        $ 16,803
Accounts payable.............................      44,859          47,124
Accrued interest.............................       4,009          10,031
Other accrued liabilities....................      72,498          71,766
                                                  -------         -------
Total Current Liabilities....................     144,615         145,724


Long-term debt, less current maturities......     329,544         336,268
Other long-term liabilities..................      18,350          18,342
Retiree health care liabilities..............      48,955          49,474
Noncurrent income taxes......................      42,786          44,135
Minority interest in subsidiaries............      24,455          24,533
Redeemable preferred stock of subsidiary.....      16,930          17,722
                                                  -------         -------
Total Liabilities............................     625,635         636,198

Stockholder's Equity:

Common Stock.................................         100             100
Preferred Stock..............................         100             100
Paid-in capital..............................     229,628         229,533
Retained earnings............................      37,751          46,102
Cumulative translation adjustment............       7,633           8,724
Net unrealized holding loss on available-for-
 sale securities.............................     (14,474)        (19,725)
                                                  -------         -------
Total Stockholder's Equity...................     260,738         264,834
                                                  -------         -------
Total Liabilities and Stockholder's Equity...    $886,373        $901,032
                                                  =======         =======





* Condensed from audited financial statements.



The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

             RHI HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited)
                             (In thousands)
                                                    Three Months Ended
                                                  October 1,     October 2,
                                                    1995           1994
                                                  ----------     ----------
Revenue:
  Sales.....................................       $153,470       $121,393
  Other income (expense), net...............            357            154
                                                    -------        -------
                                                    153,827        121,547
Costs and Expenses:
  Cost of sales.............................        114,430         89,140
  Selling, general & administrative.........         27,899         21,819
  Research and development..................            752            968
  Amortization of goodwill..................          1,582          1,498
                                                    -------        -------
                                                    144,663        113,425

Operating income............................          9,164          8,122

Interest expense............................         11,500         10,435
Interest income.............................         (1,390)        (1,030)
                                                    -------        -------
Net interest expense........................         10,110          9,405

Investment income, net......................          1,995            342
Equity in earnings of affiliates............          2,085            303
Minority interest...........................           (598)          (658)
                                                    -------        -------
Earnings (loss) from continuing
  operations before taxes...................          2,536         (1,296)

Income tax provision........................            874          1,016
                                                    -------        -------
Earnings (loss) from continuing
  operations................................          1,662         (2,312)
Loss on disposal of discontinued
  operations, net...........................            (13)           (25)
                                                    -------        -------
Net earnings (loss).........................       $  1,649       $ (2,337)
                                                    =======        =======





The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

             RHI HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES
        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                               (In thousands)
                                                   Three Months Ended
                                                  October 1,     October 2,
                                                    1995           1994
                                                ------------   ------------
Cash flows provided by (used for)
  Operations:
    Net earnings (loss).....................    $  1,649        $ (2,337)
    Depreciation and amortization...........       9,339           8,401
    Accretion of discount on long-term
      liabilities...........................         862             782
    Minority interest.......................         598             658
    Undistributed earnings of affiliates....      (1,882)           (303)
    Changes in assets and liabilities.......     (17,654)        (13,482)
                                                 -------         -------
    Net cash used for operations............      (7,088)         (6,281)

  Investments:
    Purchase of property, plant and
      equipment.............................      (3,900)         (3,462)
    Acquisitions of subsidiaries, net of
      cash acquired.........................        --              (550)
    Changes in net assets held for sale.....        (679)           (484)
    Other, net..............................        (124)             10
                                                 -------         -------
    Net cash used for investments...........      (4,703)         (4,486)

  Financing:
    Proceeds from issuance of debt..........       2,618             940
    Debt repayments and repurchase of
      debentures, net.......................      (2,916)         (2,915)
    Payment of dividends....................     (10,000)        (10,000)
                                                 -------         -------
    Net cash used for financing.............     (10,298)        (11,975)

Effect of exchange rate changes on cash.....        (615)            137
Net decrease in cash........................     (22,704)        (22,605)
Cash and cash equivalents, beginning of
    period..................................      64,174          94,220
                                                 -------         -------
Cash and cash equivalents, end of period....    $ 41,470        $ 71,615
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

Note 9 - Subsequent Events

     On November 9, 1995, the Company announced it has entered into an agreement to merge its Fairchild Industries, Inc. subsidiary with Shared Technologies Inc. ("Shared Technologies"). The agreement provides that, upon consummation of the merger, Shared Technologies will (1) assume and repay approximately $180,000,000 of the Company's existing debt, and may redeem FII's Series A and Series C preferred stock issues, and (2) issue to the Company 6,000,000 shares of common stock of Shared Technologies (equal to approximately 41% of Shared Technologies shares outstanding following the transaction) and $45,000,000 face amount of newly-issued Shared Technolgoies preferred shares, part of which are convertible into additional shares of Shared Technologies common stock which would increase the Company's interest to approximately 42%, on a fully diluted basis. None of FII's assets and liabilities other than those relating to the Communications Services segment and $180,000,000 of the Company's existing debt will be transferred to Shared Technologies pursuant to the merger. The Company and Shared Technologies expect to complete this transaction in January, 1996.

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

(In thousands)                                   Three Months Ended
                                               October 1,   October 2,
                                                 1995         1994
                                              -----------  -----------
Sales by Business Segment:
   Aerospace Fasteners......................   $ 52,196    $ 51,510*
   Industrial Products......................     68,277      49,941*
   Communications Services..................     32,997      19,942
                                                -------     -------
Total.......................................   $153,470    $121,393
                                                =======     =======
Operating Income by Business Segment:
   Aerospace Fasteners......................   $ (1,555)   $  1,405*
   Industrial Products......................      8,471       4,677*
   Communications Services..................      4,909       4,422
                                                -------     -------
Total.......................................     11,825      10,504

   Corporate administrative expense.........     (2,719)     (1,976)
   Other corporate income (expense).........         58        (406)
                                                -------     -------
Operating income............................      9,164       8,122

Net interest expense........................    (10,110)     (9,405)
Investment income, net......................      1,995         342
Equity in earnings of affiliates............      2,085         303
Minority interest...........................       (598)       (658)
                                                -------     -------
Earnings (loss) from continuing
 operations before income taxes.............      2,536      (1,296)
Income tax provision........................        874       1,016
                                                -------     -------
Earnings (loss) from continuing
  operations................................   $  1,662    $ (2,312)
                                                =======     =======

*Restated for the transfer of the Gas Springs division from the Aerospace
Fasteners segment to the Industrial Products segment.

General
- -------

     Overall sales increased by 26.4% in the first quarter of Fiscal 1996, compared to sales for the same periods in Fiscal 1994, which reflected stronger sales performances from the Industrial Products and the Communications Services business segments.

    Operating income increased $1.0 million in the first quarter of Fiscal 1996, compared to operating income for the same period in Fiscal 1995. Operating income was up in both the Industrial Products segment and the Communications Services segment in the current year period offsetting a decline in operating income from the Aerospace Fasteners segment. (See discussion below).

Aerospace Fasteners
- -------------------

     Sales in the Aerospace Fasteners segment increased slightly in the Fiscal 1996 first quarter, compared to the corresponding Fiscal 1995 quarter, reflecting the continual slow growth in this industry.

     Operating income in the Aerospace Fasteners segment decreased $3.0 million in the first quarter of Fiscal 1996 compared to the Fiscal 1995 period and included additional reserves recorded for excess and obsolete inventory in the Fiscal 1996 period. The Fiscal 1995 quarter included income from business interruption insurance resulting from the January 1994 earthquake. This segment continues to be affected by soft demand, competitive pricing conditions and higher quality control costs resulting from customers' requirements. Management will continue to implement productivity improvements and reduce costs to bring the breakeven point in line with demand, particularly in its U.S. operations.

Industrial Products
- -------------------

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

Communications Services
- -----------------------

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

     Income taxes - In the first three months of Fiscal 1996, the Company recorded a tax provision of 34.5%.

     Net earnings (loss) - The net earnings increased $4.0 million in the first three months of Fiscal 1996, compared to the first three months of Fiscal 1995, primarily due to: (1) the $1.0 million increase in operating income, (2) the $1.7 million increase in investment income, and (3) a $1.8 million increase in equity earnings. A $.7 million increase in net interest expense partially offset these increases

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     Working capital at October 1, 1995, was $121.9 million, which was $19.9 million lower than at June 30, 1995. The principal reasons for this decrease included a $20.7 million net reduction in cash and short-term investments, primarily required to service debt and meet operating cash requirements during the first three months, a decrease in prepaid expenses of $7.1 million reflecting current taxes being reclassed to noncurrent, and an increase in current debt of $6.4 million resulting from long term bank debt becoming current. Partially offsetting this reduction was a net increase of $6.7 million in accounts receivable and inventories, reflecting acquisitions, slower customer payments, and higher sales and a net reduction in accounts payable and accrued liabilities of $7.6 million.

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



Date:  September 12, 1996