Form 10-Q/A
period 1995-12-31
RHI HOLDINGS INC
filed 1996-09-12
CIK 83573

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

                       PART 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements

             RHI HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES
                  CONDENSED CONSOLIDATED BALANCE SHEETS
                             (In thousands)
                                               December 31,      June 30,
ASSETS                                             1995            1995
- ------                                         ------------    ------------
                                                (Unaudited)         (*)
Current Assets:
Cash and cash equivalents, $4,463 and $545
  restricted.................................    $ 39,514        $ 64,174
Short-term investments.......................       5,981           4,045
Accounts receivable-trade, less allowances
  of $3,259 and $3,776.......................      68,272          61,939
Inventories:
   Finished goods............................      40,098          38,117
   Work-in-process...........................      17,604          19,950
   Raw materials.............................      17,320          19,531
                                                  -------         -------
                                                   75,022          77,598

Prepaid expenses and other current assets....      16,307          23,621
Net current assets of discontinued operations      34,609          34,626
                                                  -------         -------
Total Current Assets.........................     239,705         266,003

Property, plant and equipment net of
  accumulated depreciation of $95,888 and
  $86,373....................................     128,580         132,170

Net assets held for sale.....................      50,419          49,753
Net noncurrent assets of discontinued
  operations.................................      85,577          88,209
Cost in excess of net assets acquired,
  (Goodwill) less accumulated amortization of
  $27,777 and $25,475........................     147,150         149,187
Investments and advances, affiliated
  companies..................................     135,951         107,472
Prepaid pension assets.......................      59,191          59,567
Other assets.................................      19,293          17,083
                                                  -------         -------
Total Assets.................................    $865,866        $869,444
                                                  =======         =======
*Condensed and restated for discontinued operations (see Note 3) from audited financial statements.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

             RHI HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES
                  CONDENSED CONSOLIDATED BALANCE SHEETS
                             (In thousands)
                                               December 31,       June 30,
LIABILITIES AND STOCKHOLDER'S EQUITY               1995            1995
- ------------------------------------           -------------   ------------
                                                (Unaudited)         (*)
Current Liabilities:
Bank notes payable and current maturities
 of long-term debt...........................    $ 76,048        $ 16,803
Accounts payable.............................      31,206          37,323
Other accrued liabilities....................      67,752          70,053
                                                  -------         -------
Total Current Liabilities....................     175,006         124,179


Long-term debt, less current maturities......     274,755         336,268
Other long-term liabilities..................      17,481          18,342
Retiree health care liabilities..............      44,158          44,710
Noncurrent income taxes......................      49,775          44,135
Minority interest in subsidiaries............      24,119          24,117
Redeemable preferred stock of subsidiary.....      16,691          17,722
                                                  -------         -------
Total Liabilities............................     601,985         609,473

Stockholder's Equity:

Common Stock.................................         100             100
Preferred Stock..............................         100             100
Paid-in capital..............................     229,647         229,533
Retained earnings............................      35,205          46,102
Cumulative translation adjustment............       3,151           3,861
Net unrealized holding loss on available-for-
 sale securities.............................      (4,322)        (19,725)
                                                  -------         -------
Total Stockholder's Equity...................     263,881         259,971
                                                  -------         -------
Total Liabilities and Stockholder's Equity...    $865,866        $869,444
                                                  =======         =======





* Condensed and restated for discontinued operations (see Note 3) from audited financial statements.



The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

             RHI HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited)
                             (In thousands)
                                         Three Months Ended          Six Months Ended
                                      December 31,   January 1,    December 31,    January 1,
                                         1995          1995           1995           1995
                                      ------------   ----------    ------------    ----------
                                                        (*)                           (*)
Revenue:
  Net sales of products..............   $ 76,284      $ 61,441       $156,780       $119,963
  Revenues from services.............     26,636        20,408         53,743         40,791
  Other income, net..................         16         1,074            334          1,311
                                         -------       -------        -------        -------
                                         102,936        82,923        210,857        162,065
Costs and Expenses:
  Cost of goods sold.................     60,794        53,268        125,202         99,112
  Cost of services...................     19,239        14,765         39,177         29,723
  Selling, general & administrative..     18,752        16,344         38,130         30,357
  Research and development...........         23           288             44            584
  Amortization of goodwill...........      1,129         1,106          2,302          2,195
  Restructuring......................        285          --              285           --
                                         -------       -------        -------        -------
                                         100,222        85,771        205,140        161,971

Operating income (loss)..............      2,714        (2,848)         5,717             94

Interest expense.....................     10,874        10,279         22,342         20,715
Interest income......................     (1,151)       (1,154)        (2,536)        (2,180)
                                         -------       -------        -------        -------
Net interest expense.................      9,723         9,125         19,806         18,535

Investment income (loss), net........        (83)        2,580          1,912          2,922
Equity in earnings of affiliates.....          8           594          1,923            693
Minority interest....................       (544)         (584)        (1,085)        (1,208)
                                         -------       -------        -------        -------
Loss from continuing operations
  before taxes.......................     (7,628)       (9,383)       (11,339)       (16,034)

Income tax benefit...................     (1,676)       (2,264)        (3,179)        (3,606)
                                         -------       -------        -------        -------
Loss from continuing operations......     (5,952)       (7,119)        (8,160)       (12,428)
Earnings from discontinued operations,
  net................................      3,420         3,193          7,290          6,190
Loss on disposal of discontinued
  operations, net....................        (14)          (25)           (27)           (50)
                                         -------       -------        -------        -------
Net earnings (loss)..................   $ (2,546)     $ (3,951)      $   (897)      $ (6,288)
                                         =======       =======        =======        =======





*Condensed and restated for discontinued operations.  (See Note 3).


The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

             RHI HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES
        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                               (In thousands)
                                                    Six Months Ended
                                                December 31,     January 1,
                                                    1995           1995
                                                ------------   ------------
                                                                    (*)
Cash flows provided by (used for)
  Operations:
    Net earnings (loss).....................    $   (897)       $ (6,288)
    Depreciation and amortization...........      15,448          13,863
    Accretion of discount on long-term
      liabilities...........................       1,772           1,614
    Minority interest.......................       1,085           1,273
    Undistributed earnings of affiliates....      (1,140)           (693)
    Changes in assets and liabilities.......     (16,806)         (7,624)
    Non-cash charges and working capital
      changes of discontinued operations....       5,115           6,998
                                                 -------         -------
    Net cash provided by operations.........       4,577           9,143

  Investments:
    Purchase of property, plant and
      equipment.............................      (6,867)         (6,916)
    Acquisitions of subsidiaries, net of
      cash acquired.........................        --           (12,061)
    Proceeds received from (used for)
      investment securities, net............        (897)          6,217
    Investments in affiliates...............      (4,000)        (14,850)
    Changes in net assets held for sale.....        (913)           (895)
    Other, net..............................           9              31
    Investing activities of discontinued
      operations............................        (875)         (1,233)
                                                 -------         -------
    Net cash used for investments...........     (13,543)        (29,707)

  Financing:
    Proceeds from issuance of debt..........      17,441           2,893
    Debt repayments and repurchase of
      debentures, net.......................     (22,610)         (6,767)
    Payment of dividends....................     (10,000)        (10,000)
                                                 -------         -------
    Net cash used for financing.............     (15,169)        (13,874)

Effect of exchange rate changes on cash.....        (525)           (587)
Net decrease in cash........................     (24,660)        (35,025)
Cash and cash equivalents, beginning of
    period..................................      64,174          94,220
                                                 -------         -------
Cash and cash equivalents, end of period....    $ 39,514        $ 59,195
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

(In thousands)                                   Three Months Ended         Six Months Ended
                                              December 31,  January 1,  December 31,   January 1,
                                                 1995         1995         1995          1995
                                              -----------   ----------  ------------   ----------
Sales by Business Segment:
   Aerospace Fasteners......................   $ 55,794     $ 52,328*    $107,990      $103,838
   Industrial Products......................     15,095        6,953*      37,505        14,406
   Communications Services..................     32,031       22,568       65,028        42,510
                                                -------      -------      -------       -------
Total.......................................   $102,920     $ 81,849     $210,523      $160,754
                                                =======      =======      =======       =======
Operating Income (Loss) by Business Segment:
   Aerospace Fasteners......................   $    639     $ (2,160)*   $   (916)     $   (755)
   Industrial Products......................        (89)      (2,601)*      2,221        (3,104)
   Communications Services..................      4,862        3,829        9,771         8,251
                                                -------      -------      -------       -------
Total.......................................      5,412         (932)      11,076         4,392

   Corporate administrative expense.........     (2,437)      (2,376)      (5,156)       (4,352)
   Other corporate income (expense).........       (261)         460         (203)           54
                                                -------      -------      -------       -------
Operating income (loss).....................      2,714       (2,848)       5,717            94

Net interest expense........................     (9,723)      (9,125)     (19,806)      (18,535)
Investment income (loss), net...............        (83)       2,580        1,912         2,922
Equity in earnings of affiliates............          8          594        1,923           693
Minority interest...........................       (544)        (584)      (1,085)       (1,208)
                                                -------      -------      -------       -------
Loss from continuing operations before
  income taxes..............................     (7,628)      (9,383)     (11,339)      (16,034)
Income tax benefit..........................     (1,676)      (2,264)      (3,179)       (3,606)
                                                -------      -------      -------       -------
Loss from continuing operations.............   $ (5,952)    $ (7,119)    $ (8,160)     $(12,428)
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

General
- -------

     Overall sales from continuing operations increased by 25.7% in the second quarter and 31.0% for the Fiscal 1996 six month period, compared to sales for the same periods in Fiscal 1995, which reflected stronger sales performances from all three business segments.

    Operating income from continuing operations increased $5.6 million in the second quarter and $5.6 million in the Fiscal 1996 six months period, compared to operating income for the same periods in Fiscal 1995. Net operating income performance improved in all three business segments in the Fiscal 1996 second quarter. (See discussion below).


Aerospace Fasteners
- -------------------

     Sales in the Aerospace Fasteners segment increased $3.5 million or 6.6% in the second quarter and $4.2 million or 4.0% in the Fiscal 1996 six month period, compared to the corresponding Fiscal 1995 periods, reflecting moderate growth in this industry. New orders have been strong in recent months.

     Operating income in the Aerospace Fasteners segment increased $2.8 million in the second quarter and decreased $.2 million in the Fiscal 1996 six month period, compared to the Fiscal 1995 periods. The six month Fiscal 1996 period included additional reserves recorded for excess and obsolete inventory. The Fiscal 1995 periods included income from business interruption insurance resulting from the loss sustained in the January 1994 earthquake. This segment continues to be affected by soft demand, competitive pricing conditions and higher quality control costs resulting from customers' requirements. Management will continue to implement productivity improvements and reduce costs to bring the breakeven point in line with demand, particularly in its U.S. operations. A $.3 million restructuring charge was recorded in the Fiscal 1996 quarter for the close down of a small subsidiary located in Japan.

Industrial Products
- -------------------

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

     Income taxes - In the first six months of Fiscal 1996, the Company recorded a tax benefit of $3.2 million on losses of $11.3 million from continuing operations. The effective rate was lower than the statutory rate, largely due to the amortization of goodwill, which is not deductible for tax purposes.

     Earnings from discontinued operations, net include the earnings, net of tax, from DME and Data for all periods presented.

     Net earnings (loss) - The net earnings increased $5.4 million in the first six months of Fiscal 1996, compared to the first six months of Fiscal 1995, primarily due to the $5.6 million increase in operating income and the $1.1 million increase in earnings from discontinued operations. Partially offsetting the increase in net earnings was a $1.6 million increase in interest expense and $.4 million increase in taxes from continuing operations.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     Working capital at December 31, 1995, was $64.7 million, which was $77.1 million lower than at June 30, 1995. The principal reasons for this decrease included an increase in current debt of $59.2 million resulting from long term bank debt, including revolver bank borrowings, becoming current, a $22.7 million net reduction in cash and short-term investments, primarily required to service debt and meet operating cash requirements during the first six months, a decrease in inventories of $2.6 million and a decrease in prepaid expenses of $7.3 million, reflecting current taxes being reclassed to noncurrent. Partially offsetting this reduction was an increase of $6.3 million in accounts receivable and a net reduction of $8.4 million in accounts payable and accrued liabilities. The increase in accounts receivable is partially due to an increase in Communications Services sales to local and state governments, which have extended terms. The decrease in accounts payable was primarily at Fairchild Convac and Communications Services, both of which typically have higher balances at Fiscal year end.

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