Form 10-Q/A
period 1996-03-31
RHI HOLDINGS INC
filed 1996-09-12
CIK 83573

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

                                                        Outstanding at
Class                                                   March 31, 1996
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

                       PART 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements

             RHI HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES
                  CONDENSED CONSOLIDATED BALANCE SHEETS
                             (In thousands)
                                                 March 31,       June 30,
ASSETS                                             1996            1995
- ------                                         ------------    ------------
                                                (Unaudited)         (*)
Current Assets:
Cash and cash equivalents, $4,463 and $545
  restricted.................................  $   55,635        $ 64,174
Short-term investments.......................       8,028           4,045
Accounts receivable-trade, less allowances
  of $5,503 and $3,776.......................      97,214          61,939
Notes receivable.............................     170,331            --
Inventories:
   Finished goods............................     225,031          38,117
   Work-in-process...........................      18,533          19,950
   Raw materials.............................      18,698          19,531
                                                ---------         -------
                                                  262,262          77,598

Prepaid expenses and other current assets....      27,633          23,621
Net current assets of discontinued operations        --            34,626
                                                ---------         -------
Total Current Assets.........................     621,103         266,003

Property, plant and equipment net of
  accumulated depreciation of $74,089 and
  $86,373....................................      89,047         132,170

Net assets held for sale.....................      44,396          49,753
Net noncurrent assets of discontinued
  operations.................................        --            88,209
Cost in excess of net assets acquired,
  (Goodwill) less accumulated amortization of
  $25,397 and $25,475........................     139,559         149,187
Investments and advances, affiliated
  companies..................................      94,740         107,472
Prepaid pension assets.......................      58,069          59,567
Other assets.................................      14,267          17,083
                                                ---------         -------
Total Assets.................................  $1,061,181        $869,444
                                                =========         =======
*Condensed and restated for discontinued operations (see Note 3) from audited financial statements.
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

             RHI HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES
                  CONDENSED CONSOLIDATED BALANCE SHEETS
                             (In thousands)
                                                 March 31,       June 30,
LIABILITIES AND STOCKHOLDER'S EQUITY               1996            1995
- ------------------------------------           -------------   ------------
                                                (Unaudited)         (*)
Current Liabilities:
Bank notes payable and current maturities
 of long-term debt...........................  $   81,087        $ 16,803
Accounts payable.............................      58,300          37,323
Other accrued liabilities....................      78,424          70,053
Income taxes payable.........................      11,476            --
                                                ---------         -------
Total Current Liabilities....................     229,287         124,179


Long-term debt, less current maturities......     199,903         336,268
Other long-term liabilities..................      17,799          18,342
Retiree health care liabilities..............      44,321          44,710
Noncurrent income taxes......................      83,709          44,135
Minority interest in subsidiaries............      58,263          24,117
Redeemable preferred stock of subsidiary.....        --            17,722
                                                ---------         -------
Total Liabilities............................     633,282         609,473

Stockholder's Equity:

Common Stock.................................         100             100
Preferred Stock..............................         100             100
Paid-in capital..............................     228,536         229,533
Retained earnings............................     196,957          46,102
Cumulative translation adjustment............       3,970           3,861
Net unrealized holding loss on available-for-
 sale securities.............................      (1,764)        (19,725)
                                                ---------         -------
Total Stockholder's Equity...................     427,899         259,971
                                                ---------         -------
Total Liabilities and Stockholder's Equity...  $1,061,181        $869,444
                                                =========         =======





* Condensed and restated for discontinued operations (see Note 3) from audited financial statements.


The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

             RHI HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited)
                             (In thousands)
                                         Three Months Ended            Nine Months Ended
                                        March 31,     April 2,       March 31,      April 2,
                                          1996          1995           1996           1995
                                      ------------   ----------    ------------    ----------
                                                        (*)                           (*)
Revenue:
  Net sales of products..............   $121,951      $ 81,578       $292,717       $204,954
  Revenues from services.............     15,063        21,404         54,820         58,782
  Other income (expense), net........        777          (476)         1,111            835
                                         -------       -------        -------        -------
                                         137,791       102,506        348,648        264,571
Costs and Expenses:
  Cost of goods sold.................     96,645        68,778        229,554        170,770
  Cost of services...................     11,165        15,384         39,039         42,227
  Selling, general & administrative..     23,925        18,736         62,055         49,093
  Research and development...........         24           232             68            816
  Amortization of goodwill...........      1,251         1,088          3,553          3,283
  Restructuring......................        959          --            1,244           --
                                         -------       -------        -------        -------
                                         133,969       104,218        335,513        266,189

Operating income (loss)..............      3,822        (1,712)         9,539         (1,618)

Interest expense.....................     10,293        10,840         32,635         31,555
Interest income......................     (3,476)       (1,240)        (6,012)        (3,420)
                                         -------       -------        -------        -------
Net interest expense.................      6,817         9,600         26,623         28,135

Investment income, net...............      1,150           139          3,062          3,061
Equity in earnings of affiliates.....        763         1,096          2,686          1,789
Minority interest....................       (329)         (796)        (1,414)        (2,004)
Non-recurring income (See Note 2)....    162,544          --          162,544           --
                                         -------       -------        -------        -------
Earnings (loss) from continuing
  operations before taxes............    161,133       (10,873)       149,794        (26,907)

Income tax provision (benefit).......        548        (2,713)        (2,631)        (6,320)
                                         -------       -------        -------        -------
Earnings (loss) from continuing
  operations.........................    160,585        (8,160)       152,425        (20,587)
Earnings from discontinued operations,
  net................................      1,769         4,389          9,059         10,578
Gain (loss) on disposal of
  discontinued operations, net.......     61,286          (215)        61,259           (265)
Extraordinary loss, net..............    (10,436)         --          (10,436)          --
                                         -------       -------        -------        -------
Net earnings (loss)..................   $213,204      $ (3,986)      $212,307       $(10,274)
                                         =======       =======        =======        =======



*Condensed and restated for discontinued operations.  (See Note 3).


The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

             RHI HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES
        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                               (In thousands)
                                                   Nine Months Ended
                                                  March 31,      April 2,
                                                    1996           1995
                                                ------------   ------------
                                                                    (*)
Cash flows provided by (used for)
  Operations:
    Net earnings (loss).....................    $212,307        $(10,274)
    Depreciation and amortization...........      22,762          22,199
    Accretion of discount on long-term
      liabilities...........................       2,777           2,417
    Gain on the merger of subsidiaries
      (See Note 2)..........................    (162,859)           --
    Gain on sale of discontinued operations
      (See Note 3)..........................    (117,573)           --
    Minority interest.......................       1,414           2,113
    Undistributed earnings of affiliates....      (1,903)         (2,050)
    Changes in assets and liabilities.......      23,507         (31,066)
    Non-cash charges and working capital
      changes of discontinued operations....        --             6,142
                                                 -------         -------
    Net cash used for operations............     (19,568)        (10,519)

  Investments:
    Purchase of property, plant and
      equipment.............................     (12,257)        (11,522)
    Acquisitions of subsidiaries, net of
      cash acquired.........................        --           (12,061)
    Proceeds from sale of discontinued
      operations............................      78,400            --
    Proceeds received from (used for)
      investment securities, net............      (1,015)          6,343
    Investments in affiliates...............      (9,812)        (33,487)
    Changes in net assets held for sale.....       5,670           3,712
    Other, net..............................          37              36
    Investing activities of discontinued
      operations............................        --              (922)
                                                 -------         -------
    Net cash provided by (used for)
      investments...........................      61,023         (47,901)

  Financing:
    Proceeds from issuance of debt..........      60,960           7,017
    Debt repayments and repurchase of
      debentures, net.......................     (75,920)        (11,202)
    Payment of dividends....................     (35,481)        (10,000)
                                                 -------         -------
    Net cash used for financing.............     (50,441)        (14,185)

Effect of exchange rate changes on cash.....         447           1,550
Net decrease in cash........................      (8,539)        (71,055)
Cash and cash equivalents, beginning of
    period..................................      64,174          94,220
                                                 -------         -------
Cash and cash equivalents, end of period....    $ 55,635        $ 23,165
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

                                                      June 30,
(In thousands)                                          1995
                                                      --------
Accounts receivable...............................   $ 28,161
Inventories.......................................     26,645
Prepaid and other current assets..................      1,365
Accounts payable..................................     (9,801)
Other current liabilities.........................    (11,744)
                                                      -------
Net current assets of discontinued operations.....   $ 34,626
                                                      =======

Property, plant & equipment, net of accumulated
 depreciation.....................................     37,986
Goodwill, net of accumulated amortization.........     55,664
Other assets......................................      4,602
Retiree health care liabilities...................     (4,764)
Minority interest in subsidiaries.................       (416)
Cumulative translation adjustment.................     (4,863)
                                                      -------
Net noncurrent assets of discontinued operations..   $ 88,209
                                                      =======
</TABALE>
Note 4 - Transfer of Division to Banner Aerospace

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

                                            Nine Months Ended
(In thousands)                             March 31,   April 2,
                                             1996        1995
                                          ----------  ----------
Sales...................................  $447,796    $359,071
Loss from continuing operations.........    (1,922)    (11,912)

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

(In thousands)                                   Three Months Ended        Nine Months Ended
                                               March 31,     April 2,    March 31       April 2,
                                                 1996         1995         1996          1995
                                              -----------   ----------  ------------   ----------
                                                               (*)                        (*)
Sales by Business Segment:
   Aerospace Fasteners......................   $ 57,885     $ 55,521    $165,875      $159,359
   Aerospace Distribution...................     35,698         --        35,698          --
   Industrial Products......................     17,169       13,006      54,674        27,412
   Communications Services (**).............     26,262       34,455      91,290        76,965
                                                -------      -------     -------       -------
Total.......................................   $137,014     $102,982    $347,537      $263,736
                                                =======      =======     =======       =======
Operating Income (Loss) by Business Segment:
   Aerospace Fasteners......................   $    828     $ (3,391)   $    (88)     $ (4,146)
   Aerospace Distribution...................        742         --           742          --
   Industrial Products......................       (244)         299       1,977        (2,805)
   Communications Services (**).............      4,773        5,172      14,544        13,423
                                                -------      -------     -------       -------
Total.......................................      6,099        2,080      17,175         6,472

   Corporate administrative expense.........     (2,640)      (3,004)     (7,796)       (7,356)
   Other corporate income (expense).........        363         (788)        160          (734)
                                                -------      -------     -------       -------
Operating income (loss).....................      3,822       (1,712)      9,539        (1,618)

Net interest expense........................     (6,817)      (9,600)    (26,623)      (28,135)
Investment income, net......................      1,150          139       3,062         3,061
Equity in earnings of affiliates............        763        1,096       2,686         1,789
Minority interest...........................       (329)        (796)     (1,414)       (2,004)
Non-recurring income........................    162,544         --       162,544          --
                                                -------      -------     -------       -------
Earnings (loss) from continuing operations
  before income taxes.......................    161,133      (10,873)    149,794       (26,907)
Income tax provision (benefit)..............        548       (2,713)     (2,631)       (6,320)
                                                -------      -------     -------       -------
Earnings (loss) from continuing operations..   $160,585     $ (8,160)   $152,425      $(20,587)
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

** Effective March 13, 1996, the Company's investment in the Communications
Services segment was recorded using the equity method.
/TABLE

General
- -------

     Overall sales from continuing operations increased by 33.0% in the third quarter and 31.8% for the Fiscal 1996 nine month period, compared to sales for the same periods in Fiscal 1995. Operating income from continuing operations increased $5.5 million in the third quarter and $11.2 million in the Fiscal 1996 nine month period, compared to operating income for the same periods in Fiscal 1995. The net increase in both sales and operating income reflects the inclusion of one month of sales and operating income from Banner, consolidated effective February 25, 1996, offset partially by the deconsolidation of FCSC effective March 13, 1996, as a result of the Merger
with STI.   (See discussion below).

Aerospace Fasteners
- -------------------

     Sales in the Aerospace Fasteners segment increased $2.4 million or 4.3% in the third quarter and increased $6.5 million or 4.1% in the Fiscal 1996 nine month period, compared to the corresponding Fiscal 1995 periods, reflecting moderate growth in this industry. New orders have been strong in recent months.

     Operating income in the Aerospace Fasteners segment increased $4.2 million in the third quarter and $4.1 million in the Fiscal 1996 nine month period, compared to the Fiscal 1995 periods. The Fiscal 1995 periods included income from business interruption insurance resulting from the loss sustained in the January 1994 earthquake. This segment continues to be affected by soft demand, competitive pricing conditions and higher quality control costs resulting from customers' requirements. Management will continue to implement productivity improvements and reduce costs to bring the breakeven point in line with demand, particularly in its U.S. operations. A $1.2 million restructuring charge was recorded in the Fiscal 1996 nine months, primarily for severance pay to employees terminated as a result of further downsizing and for the close down of a small subsidiary located in Japan.

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

     Income taxes - The tax benefit from the continuing operations loss, excluding the nontaxable nonrecurring gain, was $2.6 million and lower than the statutory rate, largely due to the amortization of goodwill, which is not deductible for tax purposes.

     Earnings from discontinued operations, net, include the earnings, net of tax, from DME and Data for all periods presented.

     The after tax gain on disposal of discontinued operations resulted primarily from the sale of DME to CMI.

     Net earnings (loss) - The net earnings increased $222.6 million in the first nine months of Fiscal 1996, compared to the first nine months of Fiscal 1995, primarily due to (i) the nontaxable $162.9 million non-recurring gain from the Merger, (ii) the $61.3 million gain from the disposal of discontinued operations, (iii) the $11.2 million increase in operating income. Partially offsetting these increases was a $10.4 million extraordinary loss from the early extinguishment of debt.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     Working capital at March 31, 1996, was $391.8 million, which was $250.0 million higher than at June 30, 1995. The principal reasons for this increase included a $170.3 million increase in notes receivable obtained from the sale of DME. In addition, due primarily to the consolidation of Banner and the deconsolidation of FCSC, there was a net increase in accounts receivable of $35.3 million and increase in inventory of $184.7 million (the FCSC business, a telecommunication services business had virtually no inventory). Offsetting this increase in working capital were net increases in accounts payable of $21.0 million and other accrued liabilities of $8.4 million, reflecting the consolidation of Banner and the deconsolidation of FCSC. The Company's current bank debt borrowings increased $64.3 million reflecting the current debt on the new interim credit agreement at FHC discussed below. Net current assets of discontinued operations decreased $34.7 million reflecting the sale of DME and Data. Income tax payable increased $11.5 million reflecting tax due, primarily the result of the DME sale.

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