Form 10-K
period 1996-06-30
RHI HOLDINGS INC
filed 1996-09-26
CIK 83573

SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                             --------------------
                                   FORM 10-K
                             --------------------

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

For the year ended June 30, 1996         Commission File Number:
1-373
                   -------------
- -----

                             RHI HOLDINGS, INC.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

          Delaware                                   34-1545939
- ------------------------------
- -------------------
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                    Identification
No.)

Washington Dulles International Airport
 300 West Service Road, P.O. Box 10803
         Chantilly, Virginia                              20153
- ----------------------------------------                ----------
(Address of principal executive offices)                (Zip Code)

               (703) 478-5800
- ----------------------------------------------------
(Registrant's Telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

                                                     Name of each
exchange
Title of each class                                  on which
registered
- -----------------------------------------------
- ---------------------

11 7/8% Senior Subordinated Debentures Due 1999      New York Stock
Exchange
- -----------------------------------------------
- -----------------------

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

                                                       Yes  X  No
                                                          ----
- ----
OMISSION OF CERTAIN INFORMATION
- -------------------------------

     Registrant meets the conditions set forth in General
Instructions
J(1)(a) and (b) of Form 10-K and is therefore filing this Form with the reduced disclosure format.

DOCUMENTS INCORPORATED BY REFERENCE:   None
                                       ----
     The Exhibit index is located on page 63.

                              RHI HOLDINGS, INC.
                                   INDEX TO
                          ANNUAL REPORT ON FORM 10-K
                         FOR YEAR ENDED JUNE 30, 1995

PART I
    Page

     Item 1.    Business . . . . . . . . . . . . . . . . . . . . .
 . .   4

     Item 2.    Properties . . . . . . . . . . . . . . . . . . . .
 . .   8

     Item 3.    Legal Proceedings  . . . . . . . . . . . . . . . .
 . .   9

     Item 4.    Submission of Matters to a Vote of Stockholders  .
 . .   11

PART II

     Item 5.    Market for the Company's Common Equity and Related
                Stockholder Matters. . . . . . . . . . . . . . . .
 . .   12

     Item 6.*   Selected Financial Data  . . . . . . . . . . . . .
 . .   12

     Item 7.    Management's Discussion and Analysis of Results of
                Operations and Financial Condition . . . . . . . .
 . .   12

     Item 8.    Financial Statements and Supplementary Data  . . .
 . .   22

     Item 9.    Disagreements on Accounting and Financial
Disclosure .   62

PART III

     Item 10.*  Directors and Executive Officers of the Registrant
 . .   62

     Item 11.*  Executive Compensation . . . . . . . . . . . . . .
 . .   62

     Item 12.*  Security Ownership of Certain Beneficial Owners and
                Management . . . . . . . . . . . . . . . . . . . .
 . .   62

     Item 13.*  Certain Relationships and Related Transactions . .
 . .   62

PART IV

     Item 14.   Exhibits, Financial Statements Schedules and
Reports
                on Form 8-K  . . . . . . . . . . . . . . . . . . .
 . .   63


*Item of Form 10-K is omitted in accordance with General
Instruction J,
Omission of Information by Certain Wholly-Owned Subsidiaries.

                                  PART I
                                  ------

ITEM 1.  BUSINESS
- -----------------

     Item 1 of Form 10-K is omitted in accordance with General
Instruction
J(2)(d), Omission of Information by Certain Wholly-Owned
Subsidiaries.  A
brief description of the business done by RHI Holdings, Inc. and its subsidiaries is furnished in lieu thereof:

(a)  Brief Description
     -----------------

     RHI Holdings, Inc. (the "Company"), formerly known as Rexnord
Holdings
Inc., is essentially a holding company incorporated in Delaware. It has two principal operating subsidiaries, Fairchild Holding Corporation ("FHC") and
Banner Aerospace, Inc. ("Banner"). As used herein, the term "Company" refers to RHI Holdings, Inc. and its subsidiaries, unless otherwise indicated. The
Company is a wholly-owned subsidiary of The Fairchild Corporation
("TFC").
The Company also holds  significant equity interests in Shared
Technologies
Fairchild, Inc. ("STFI"), which provides telecommunications services and systems domestically, and Nacanco Paketleme ("Nacanco"), which manufactures customized cans for soft drinks and beer in Turkey.

     The Company's principal operations are conducted through FHC and Banner, in four business segments: Aerospace Fasteners, Aerospace Distribution,
Industrial Products, and prior to March 13, 1996, Communications
Services.
The Aerospace Fasteners segment designs, manufactures and markets high performance, specialty fastening systems, primarily for aerospace applications. The Aerospace Distribution segment is a leading international distributor to the aerospace industry, providing a wide range of aircraft parts and related support services. The Industrial Products segment designs, manufactures and markets wet processing tools, equipment and systems required for the manufacture of semiconductor chips and related products. The
Communications Services segment, which was merged into Shared
Technologies
Inc. on March 13, 1996, furnished telecommunications services and equipment to tenants of commercial office buildings, and sold, installed, and maintained telecommunications systems for business and government customers.
For a comparison of the sales of each of the Company's business segments for each of the last three fiscal years, see "Management Discussion and Analysis of Results of Operations and Financial Condition".

Fiscal 1996 Developments
- ------------------------

    The Company, RHI and Fairchild Industries, Inc. ("FII," the company's former subsidiary), entered into an Agreement and Plan of Merger dated as of
November 9, 1995 (as amended, the "Merger Agreement") with Shared Technologies Inc. ("STI"). On March 13, 1996, in accordance with the Merger
Agreement, STI succeeded to the telecommunications systems and services business operated by the Company's Fairchild Communications Services Company
("FCSC").

     The transaction was effected by a Merger of FII with and into STI (the
"Merger") with the surviving company renamed STFI. Prior to the Merger, FII transferred all of its assets to, and all of its liabilities were assumed by
FHC, except for the assets and liabilities of FCSC, and $223.5 million of the
FII's existing debt and preferred stock consisting of (i) the $40.0 million liquidation value of the outstanding Series A and Series C Preferred Stock of
FII, (ii) the $125.0 million principal amount outstanding of FII 12
1/4%
Senior Notes due 1999 (the "Senior Notes"), and (iii) an amount of bank and other indebtedness of approximately $58.5 million (the "Assumed Indebtedness"). The stock of FHC was then distributed to RHI. No taxabale gain or loss was recognized, in the Company's view, on the transfer of the
FII assets and liabilities to FHC, and the distribution of FHC stock to RHI.
As part of the Merger Agreement, FII made a cash tender offer to purchase all of the outstanding Senior Notes and obtained such holders consent to amend the indenture under which the Senior Notes were issued to remove all covenants which could be amended or deleted by majority vote (the "Tender
Offer"). Pursuant to the Merger, an amount sufficient to redeem the Series
A and Series C Preferred Stock at their liquidation value ($45.00 per share plus accrued and unpaid dividends) was placed with Chemical Mellon Shareholder Services as Escrow Agent. Also as part of the Merger, STFI (i) purchased the $125.0 million aggregate principal amount of Senior Notes tendered pursuant to the aforesaid tender offer, and (ii) repaid in full the
Assumed Indebtedness.

     As a result of the Merger, the Company received (i) 6,000,000 shares of
Common Stock of STFI (representing approximately 41% of the outstanding shares after giving effect to such issuance), (ii) shares of 6% Cumulative
Convertible Preferred Stock of STFI having an aggregate liquidation preference of $25.0 million (subject to upward adjustment) and which are convertible into Common Stock of STFI at a conversion price of $6.375 per share (which, if converted, would represent, together with the other Common
Stock issued to the Company, approximately 42% of the Common Stock of STFI on a fully diluted basis), and (iii) shares of a Special Preferred Stock having an initial liquidation preference of $20.0 million (which could accrue up to a maximum of $30.0 million over a ten-year period, if not redeemed earlier).
In connection with its stock ownership, the Company has the right to elect four of the eleven members of the Board of Directors of STFI and have agreed, subject to certain exceptions, not to sell any of STFI's shares for a two-year period.

     The Merger was structured as a reorganization under section
368(a)(1)(A)
of the Internal Revenue Code of 1986, as amended. In Fiscal 1996, the
Company recorded a $163.1 million non-recurring gain from this transaction.

     On February 22, 1996, pursuant to the Asset Purchase Agreement dated
January 26, 1996 (the "closing date"), the Company, through its subsidiaries, completed the sale of certain assets, liabilities and the business of the
D-M-E Company ("DME") to Cincinnati Milacron Inc. ("CMI") for a sales price of approximately $244.3 million, as adjusted. The sales price consists of
$74.0 million in cash, and two 8% promissory notes in the aggregate principal amount of $170.3 million (together, the "8% CMI Notes"). The promissory notes were due to mature one year following the closing date; provided that the Company require prepayment of, and CMI had the right to prepay the 8% CMI
Notes after the six-month anniversary of the closing date.  On July
29, 1996,
CMI paid in full the 8% CMI Notes.

     As a result of the sale of DME, the Company recorded an after-tax gain on disposal of discontinued operations of approximately $54.0 million in
Fiscal 1996.

     On January 27, 1996, FII completed the sale of Fairchild Data Corporation ("Data") to SSE Telecom, Inc. ("SSE") for book value of approximately $4.4 million and 100,000 shares of SSE's common stock valued at
$9.0625 per share, or $.9 million, at January 26, 1996, and
warrants to
purchase an additional 50,000 shares of SSE's common stock at
$11.09 per
share.  In addition, the Company has an opportunity to earn an additional
100,000 shares based on the future performance of SSE during the twelve
months following the date of sale.  The Company recorded a loss of
$.1
million from this transaction in Fiscal 1996.

     Effective February 25, 1996, the Company completed a transfer of Harco to Banner in exchange for 5,386,477 shares of Banner common stock. The exchange has increased the Company's ownership of Banner common stock from approximately 47.2% to 59.3%, resulting in the Company becoming the majority shareholder of Banner. Accordingly, the Company consolidated Banner on
February 25, 1996. Banner is a leading international supplier to the aerospace industry as a distributor, providing a wide range of aircraft parts and related support services. Harco is a distributor of precision fasteners to the aerospace industry.

Aerospace Fasteners
- -------------------

     The Company, through its Aerospace Fasteners segment, is a leading worldwide manufacturer and supplier of fastening systems used in the construction and maintenance of commercial and military aircraft. The
Aerospace Fasteners segment accounted for 42.6% of total Company sales for the year ended June 30, 1996.

Aerospace Distribution
- ----------------------

     The Company acquired a majority ownership of Banner on February 26,
1996. The Company, through Banner, distributes a wide variety of aircraft parts, which it carries in inventory. In addition to selling products that it has purchased on the open market, Banner also acts as a non-exclusive, authorized distributor of many different product lines. No single distributor arrangement is material to the Company's financial condition taken as a whole. The Aerospace Distribution segment accounted for 26.1% of total Company sales in Fiscal 1996.


Industrial Products
- -------------------

     The Industrial Products segment consists primarily of three distinct companies operating under the trade names Fairchild Technologies
("FT"),
Fairchild Scandinavian Bellyloading Company AB ("SBC") and
Fairchild Gas
Springs Division ("Gas Springs").

     Acquired by the Company in June 1994, FT is a leading designer, manufacturer and marketer of high performance, cost effective production equipment used to manufacture semiconductors, liquid crystal displays and compact disk products.

     A Fiscal 1995 start-up operation, Gas Springs is a designer and manufacturer of gas springs for automotive and industrial/commercial applications to assist in the raising, lowering and moving of heavy loads.

     Acquired by the Company in September 1994, SBC is the designer and manufacturer of patented cargo loading systems, which are installed in the cargo area of commercial aircraft, enabling cargo to be loaded rapidly and efficiently.

     The Industrial Products segment accounted for 13.0% of total
Company
sales for the year ended June 30, 1996. Approximately 89.1% of the Industrial Products segment revenues is provided by FT.

Communications Services
- -----------------------

     On March 13, 1996, the Company's Fairchild Communications
Services
Company was merged with STI. As a result of the Merger, the Company is accounting for its investment in STFI using the equity method. Prior to
March 1996, the Company consolidated the results of FCSC.  The
Communications
Services segment accounted for 18.3% of total Company sales for the year ended June 30, 1996. All of the Communications Services segment sales were domestic.

Foreign Operations
- ------------------

     The Company's operations are located primarily in the United
States and
Europe. Inter-area sales are not significant to the total revenue of any geographic area. Export sales are made by U.S. subsidiaries and divisions to customers in non-U.S. countries, whereas foreign sales are made by the
Company's non-U.S. subsidiaries. For the Company's sales results by geographic area and export sales, see Note 21 of the Company's consolidated financial statements included in Item 8, Financial Statements and Supplementary Data.

Major Customers
- ---------------

     No single customer accounted for more than 10% of consolidated sales in any of the Company's business segments for the year ended June 30, 1996.

Backlog of Orders
- -----------------

    Backlog is significant in the Company's Aerospace Fasteners segment,
Aerospace Distribution segment and Industrial Products segments, due to long-term production requirements of its customers. The Company's backlog of orders as of June 30, 1996 in the Aerospace Fasteners, Aerospace Distribution segment and Industrial Products segments amounted to $109.9 million, $62.2 million, and $22.9 million, respectively. The Company anticipates that approximately 86.8% of the aggregate backlog at June 30, 1996 will be delivered by June 30, 1997.

Suppliers
- ---------

     The Company does not consider itself to be materially dependent upon any one supplier, but is dependent upon a wide range of subcontractors, vendors and suppliers of materials to meet its commitments to its customers.

Research and Patents
- --------------------

     The Company's research and development activities have
included:
applied research; development of new products; testing and
evaluation of, and
improvements to, existing products; improvements in manufacturing techniques
and processes; development of product innovations designed to meet government
safety and environmental requirements; and development of technical services
for manufacturing and marketing.  The Company's sponsored research
and
development expenditures amounted to $.1 million, $1.0 million and
$1.4
million for the years ended June 30, 1996, 1995, and 1994, respectively. The
Company owns patents relating to the design and manufacture of certain of its products and is a licensee of technology covered by the patents of other companies. The Company does not believe that any of its business segments are dependent upon any single patent.

Personnel
- ---------

    As of June 30, 1996, the Company had approximately 2,800 employees.
Approximately 5% of these employees were covered by collective bargaining agreements. The Company believes that its relations with its employees are good.

Environmental Matters
- ---------------------

     See discussion of Environmental Matters under Item 3 "Legal
Proceedings"
below.

ITEM 2.   PROPERTIES
- --------------------

     As of June 30, 1996, the Company owned or leased properties totalling approximately 1,502,000 square feet, approximately 767,000 square feet of which was owned and 735,000 square feet was leased. The Aerospace Fasteners segment's properties consisted of approximately 563,000 square feet, with principal operating facilities of approximately 516,000 square feet concentrated in Southern California and Germany. The Aerospace Distribution segments properties consisted of approximately 703,000 square feet, with principal operating facilities of approximately 473,000 square feet located in California, Connecticut, Florida, Texas and Utah. The Industrial Products segment's properties consisted of approximately 117,000 square feet, with principal operating facilities of approximately 82,000 square feet located in
California and Germany.

     The Company owns its corporate headquarters at Washington-Dulles
International Airport.

     The Company has several parcels of property which it is attempting to market, lease and/or develop, including: (i) a 68 acre parcel located in
Farmingdale, New York, (ii) a 6 acre parcel in Temple City, California, (iii) an 8 acre parcel in Chatsworth, California, and (iv) several other parcels of real estate primarily located throughout the continental United States.

     The following table sets forth the location of the larger properties used in the continuing operations of the Company, their square footage, the business segment or groups they serve and their primary use. Each of the properties owned or leased by the Company is, in management's opinion, generally well maintained, is suitable to support the Company's business and is adequate for the Company's present needs. All of the Company's occupied properties are maintained and updated on a regular basis.

                             Owned or   Square    Business Segment/
     Primary
Location                      Leased    Footage         Group
        Use
- --------                     --------   -------   -----------------
     -------
Torrance, California           Owned    284,000   Aerospace
Fasteners     Manufacturing
Sun Valley, California         Leased   143,000   Aerospace
Distribution  Distribution
City of Industry, California   Owned    140,000   Aerospace
Fasteners     Manufacturing
Carrollton, Texas              Leased   126,000   Aerospace
Distribution  Distribution
Chantilly, Virginia            Owned    125,000   Corporate
       Office
West Valley City, Utah         Owned     81,000   Aerospace
Distribution  Distribution
Ft. Lauderdale, Florida        Leased    57,000   Aerospace
Distribution  Distribution
Santa Ana, California          Owned     50,000   Aerospace
Fasteners     Manufacturing
Vailingem Germany              Leased    49,000   Industrial
Products     Manufacturing
Kelkheim, Germany              Leased    42,000   Aerospace
Fasteners     Manufacturing
El Segundo, California         Leased    36,000   Aerospace
Distribution  Distribution
Fremont, California            Leased    31,000   Industrial
Products     Manufacturing
Suffield, Connecticut          Owned     30,000   Aerospace
Distribution  Distribution

     Information concerning long-term rental obligations of the Company at
June 30, 1996, is set forth in Note 19 to the Company's consolidated financial statements, included in Item 8, Financial Statements and Supplementary Data.

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

     As of June 30, 1996, the consolidated total recorded liabilities of the
Company for environmental matters totalled $11.3 million, which represented the estimated probable exposures for these matters. It is reasonably possible that the Company's total exposure for these matters could be approximately $19.1 million.

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

RECENT DEVELOPMENTS

     The Company, TFC and Fairchild Industries, Inc. ("FII," the company's former subsidiary), entered into an Agreement and Plan of Merger dated as of
November 9, 1995 (as amended, the "Merger Agreement") with Shared Technologies Inc. ("STI"). On March 13, 1996, in accordance with the Merger
Agreement, STI succeeded to the telecommunications systems and services business operated by the Company's Fairchild Communications Services Company
("FCSC").

     The transaction was effected by a Merger of FII with and into STI (the
"Merger") with the surviving company renamed STFI. Prior to the Merger, FII transferred all of its assets to, and all of its liabilities were assumed by
FHC, except for the assets and liabilities of FCSC, and $223.5 million of the
FII's existing debt and preferred stock consisting of (i) the $40.0 million liquidation value of the outstanding Series A and Series C Preferred Stock of
FII, (ii) the $125.0 million principal amount outstanding of FII 12
1/4%
Senior Notes due 1999 (the "Senior Notes"), and (iii) an amount of bank and other indebtedness of approximately $58.5 million (the "Assumed Indebtedness"). The stock of FHC was then distributed to the Company. No taxable gain or loss was recognized, in the Company's view, on the transfer of the FII assets and liabilities to FHC, and the distribution of FHC stock to the Company. As part of the Merger Agreement, FII made a cash tender offer to purchase all of the outstanding Senior Notes and obtained such holders consent to amend the indenture under which the Senior Notes were issued to remove all covenants which could be amended or deleted by majority vote (the "Tender Offer"). Pursuant to the Merger, an amount sufficient to redeem the Series A and Series C Preferred Stock at their liquidation value
($45.00 per share plus accrued and unpaid dividends) was placed with Chemical
Mellon Shareholder Services as Escrow Agent.  Also as part of the
Merger,
STFI (i) purchased the $125.0 million aggregate principal amount of Senior
Notes tendered pursuant to the aforesaid tender offer and (ii) repaid in full the Assumed Indebtedness.

     As a result of the Merger, the Company received (i) 6,000,000 shares of
Common Stock of STFI (representing approximately 41% of the outstanding shares after giving effect to such issuance), (ii) shares of 6% Cumulative
Convertible Preferred Stock of STFI having an aggregate liquidation preference of $25.0 million (subject to upward adjustment) and which are convertible into Common Stock of STFI at a conversion price of $6.375 per share (which, if converted, would represent, together with the other Common
Stock issued to the Company, approximately 42% of the Common Stock of STFI on a fully diluted basis), and (iii) shares of a Special Preferred Stock having an initial liquidation preference of $20.0 million (which could accrue up to a maximum of $30.0 million over a ten-year period, if not redeemed earlier).
In connection with its stock ownership, the Company has the right to elect four of the eleven members of the Board of Directors of STFI and have agreed, subject to certain exceptions, not to sell any of STFI's shares for a two-year period.

     The Merger was structured as a reorganization under section
368(a)(1)(A)
of the Internal Revenue Code of 1986, as amended. In Fiscal 1996, the
Company recorded a $163.1 million non-recurring gain from this transaction.

     On February 22, 1996, pursuant to the Asset Purchase Agreement dated
January 26, 1996 (the "closing date"), the Company, through its subsidiaries, completed the sale of certain assets, liabilities and the business of the
D-M-E Company ("DME") to Cincinnati Milacron Inc. ("CMI") for a sales price of approximately $244.3 million, as adjusted. The sales price consists of
$74.0 million in cash, and two 8% promissory notes in the aggregate principal amount of $170.3 million (together, the "8% CMI Notes"). The promissory notes were due to mature one year following the closing date; provided that the Company had the right to require prepayment of, and CMI had the right to prepay the 8% CMI Notes after the six-month anniversary of the closing date.
On July 29, 1996, CMI paid in full the 8% CMI Notes.

     As a result of the sale of DME, the Company recorded an after-tax gain on disposal of discontinued operations of approximately $54.0 million in
Fiscal 1996.

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

     DME and Data have been accounted for as discontinued operations and the prior periods financial statements have been restated to reflect the discontinuance of these companies. The combined net sales of DME and Data totaled $108.1 million (through January 26, 1996), $180.8 million and $166.5 million for Fiscal 1996, 1995 and 1994, respectively. Net earnings from discontinued operations was $9.2 million (through January 26, 1996), $14.0 million and $4.9 million for Fiscal 1996, 1995 and 1994, respectively.

     Effective February 25, 1996, the Company completed a transfer of Harco to Banner in exchange for 5,386,477 shares of Banner common stock. The exchange has increased the Company's ownership of Banner common stock from approximately 47.2% to 59.3%, resulting in the Company becoming the majority shareholder of Banner. Accordingly, the Company consolidated Banner on
February 25, 1996. Banner is a leading international supplier to the aerospace industry as a distributor, providing a wide range of aircraft parts and related support services. Harco is a distributor of precision fasteners to the aerospace industry.

RESULTS OF OPERATIONS

     During Fiscal 1996, the Company operated in four principal business segments: Aerospace Fasteners, Aerospace Distribution, Industrial Products and Communications Services. The following table illustrates the historical sales and operating income of the Company's continuing operations for the past three years.

                                         For the years ended June
30,
(In thousands)
- --------------------------------
                                               1996        1995
Sales by Business Segment:                   --------    --------
  Aerospace Fasteners...............         $218,059    $215,364
  Aerospace Distribution (c)........          129,973        --
  Industrial Products...............           64,445      40,588
  Communications Services...........           91,290     108,710
  Eliminations (a)..................           (5,842)       --
                                              -------     -------
Total                                        $497,925    $364,662
                                              =======     =======
Operating Income (Loss) by
  Business Segment:

  Aerospace Fasteners (b)...........         $    135    $(11,497)
  Aerospace Distribution (c)........            5,625        --
  Industrial Products...............              749      (4,882)
  Communications Services...........           14,561      18,498
                                              -------     -------
Total                                          21,070       2,119

  Corporate administrative expense..          (10,319)     (9,902)
  Other corporate (expense) income..           (1,013)       (321)
                                              -------     -------
Operating income (loss).............         $  9,738    $ (8,104)
                                              =======     =======

(a) Intersegment eliminations includes $5,819 of sales from the Aerospace
Fasteners segment to the Aerospace Distribution segment and $23 of sales from the Aerospace Distribution segment to the Aerospace Fasteners segment in
Fiscal 1996.

(b) Includes restructuring charges of $2.3 million and $18.9 million in
Fiscal 1996 and Fiscal 1994, respectively, and an unusual loss from earthquake damage and related business interruption of $4.0 million in Fiscal
1994.

(c) The Company became the majority shareholder of the Aerospace
Distribution
segment on February 25, 1996 and, accordingly, began consolidating their results as of then.

FISCAL 1996 VERSUS FISCAL 1995

General
- -------

     Overall sales increased by 36.5% in Fiscal 1996, compared to sales in
Fiscal 1995, which reflected strong sales performances from the Aerospace
Fasteners, Aerospace Distribution and Industrial Products business segments.

    Operating income increased $17.8 million in Fiscal 1996, compared to operating losses in Fiscal 1995. During Fiscal 1996, operating losses decreased significantly in the Aerospace Fasteners segment primarily due to the results being realized from management changes, consolidation of plants, eliminating unprofitable product lines, pricing adjustments, substantial work force downsizing and new productivity programs, quality and marketing programs put in place. Operating income in the current year was up in the
Industrial Products segment. The Communications Services segment contributed operating income of $14.6 million through March 13, 1996 when it was deconsolidated and merged with STFI. (See discussion below).

Aerospace Fasteners
- -------------------

     Sales in the Aerospace Fasteners segment increased 1.3% in Fiscal 1996, compared to the Fiscal 1995 period, reflecting moderate growth in this industry. New orders have been strong in recent months. The Harco division was transferred to the Aerospace Distribution segment on February 25, 1996.
Excluding Harco's sales in both periods, sales increased 3.6% in Fiscal 1996.

     Operating income was positive in the Aerospace Fasteners segment, which was a $11.6 million improvement in the Fiscal 1996 period over the corresponding Fiscal 1995 period. Management will continue to implement productivity improvements and reduce costs. A restructuring charge of $2.3 million was recorded in Fiscal 1996, primarily for severance pay to employees terminated as a result of further downsizing.

Aerospace Distribution
- ----------------------

     As a result of the transfer of Harco to Banner effective
February 25,
1996, the Company recorded four months of sales and operating income of
Banner, including Harco, for four months, as part of the Aerospace Distribution segment. This segment reported $130.0 million in sales and $5.6 million in operating income for this four month period ended June 30, 1996.
The first eight months of Harco's sales and operating income are included in the Aerospace Fasteners Segment.

Industrial Products
- -------------------

     Sales in the Industrial Products segment, which included two start up operations in Fiscal 1995, increased 58.8% in Fiscal 1996, compared to the
Fiscal 1995 period. $22.3 million of the sales increase is attributable to the performance of Fairchild Technologies which includes Fairchild Convac, a semiconductor equipment manufacturer which had a strong Fiscal 1996 performance resulting from the shipment of orders included in the prior year end backlog. This was compared to a very slow Fiscal 1995, which was the first period following the acquisition of Fairchild Convac. Also included in this segment is the Gas Spring division, which reported sales of $4.8 million in Fiscal 1996, and the Fairchild Scandinavian Bellyloading Company "SBC" which reported sales of $2.2 million.

     Operating income in the Industrial Products segment became positive in
Fiscal 1996 and increased $5.6 million in Fiscal 1996, compared to Fiscal
1995. $3.5 million of this net increase was contributed by Fairchild
Technologies, primarily the result of its increase in sales and $2.5 million by the Gas Spring start-up which decreased its losses to breakeven.

Communications Services
- -----------------------

     Sales of $91.3 million were reported for the Communications
Services
segment in Fiscal 1996 for 8 1/2 months compared to a full 12 months of
operating results in Fiscal 1995 as a result of the March 13, 1996 merger of
the Communications Services segment into STI.  Operating income of
$14.6
million was reported for the Communications Services segment in Fiscal 1996 for 8 1/2 months prior to the Merger.

Other Expenses/Income
- ---------------------

     Corporate Administrative Expense - During Fiscal 1996, corporate administrative expense increased 4.2%. This increase resulted from additional corporate expenses required to complete the Merger and sale of discontinued operations. The Fiscal 1995 expense was lower partially due to reversal of several accruals not required.

     Other corporate expense increased $.7 million in Fiscal
1996,compared to
Fiscal 1995, primarily due to a favorable settlement of a bankruptcy case.

     Net interest expense decreased 20.8% in Fiscal 1996, compared to the prior year period, due primarily to lower borrowings as a result of the sale of DME and the Merger, and higher interest income earned on the 8% CMI Notes.

     Investment income, net, decreased by 23.2%, primarily as a result of losses realized on the write-off of two foreign investments.

     Equity in earnings of affiliates increased $2.6 million in Fiscal 1996, compared to Fiscal 1995. Earnings from Nacanco, in which the Company holds a 26.7% interest, increased $2.3 million for the year, primarily due to a
25.2% increase in net sales in the current year, and the prior year being effected by a large tax adjustment.

     Minority interest expense includes dividend expense on FII's
Series C
Preferred Stock until it was redeemed on March 13, 1996, offset by approximately 40.7% of Banner's earnings since the consolidation of Banner on
February 25, 1996.

     Non-Recurring income includes a $163.1 million nontaxable gain resulting from the Merger. Expenses related to other transactions are netted against the above gain.

     Income Taxes - For Fiscal 1996, the tax benefit from the
continuing
operations loss, excluding the nontaxable non-recurring gain, was
$4.8
million.

     Earnings from discontinued operations, net, include the earnings, net of tax from DME and Data for all periods presented.

     Gain (loss) on disposal of discontinued operations resulted primarily from the sale of DME to CMI.

     Extraordinary items, net, resulted from premiums paid, redemption costs and consent fees associated with the retirement of the Senior Notes and the write off of deferred loan fees, primarily related to Senior Notes and bank debt extinguished early. This totaled $10.4 million, net of a tax benefit, in Fiscal 1996.

     The net earnings increased $224.2 million in Fiscal 1996, compared to
Fiscal 1995, primarily due to: (i) the $17.8 million increase in operating income, (ii) the $162.5 million non-recurring pre-tax gain recorded from the
Merger, and (iii) the $53.8 million gain, net of tax, from the disposal of discontinued operations. Partially offsetting these increases was a $10.4 million extraordinary loss from the early extinguishment of debt.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     Working capital at June 30, 1996, was $320.2 million, which was $178.4 million higher than at June 30, 1995. The principal reasons for this increase included a $170.4 million receivable reflecting the 8% CMI Notes.
In addition, due primarily to the consolidation of Banner and the deconsolidation of FCSC, there was a net increase in accounts receivable of
$34.5 million, and increase in inventory of $193.1 million (the FCSC business, a telecommunication services business had virtually no inventory).
Offsetting this increase in working capital were net increases in accounts payable and accrued liabilities of $32.1 million reflecting the reconsolidation of Banner and the deconsolidation of FCSC, and income taxes payable of $60.0 million. The Company's current bank debt borrowings increased $67.9 million reflecting the current debt on the new interim credit agreement at FHC discussed below. Net current assets of discontinued operations decreased $34.6 million reflecting the sale of DME and Data.

     The Company's principal sources of liquidity are cash generated from operations and borrowings under its credit agreement. The Company also expects to generate cash from the sale of certain assets and liquidation of investments. Net assets held for sale at June 30, 1996, had a book value of
$43.6 million and included two parcels of real estate in California, a 68 acre parcel of real estate located in Farmingdale, New York, two landfills in
Pennsylvania, a real estate joint venture in California, and several other parcels elsewhere, which the Company plans to sell, lease or develop, subject to market conditions or, with respect to certain of the parcels, the resolution of environmental matters. Net assets held for sale decreased $6.1 million primarily resulting from the sale of 20 acres of a larger parcel of real estate, owned by the Company, in Farmingdale, New York. The proceeds were applied against the carrying value of this property.

     The Company's principal cash requirements include debt service, capital expenditures, acquisitions, and payment of other liabilities.

     Property, plant and equipment ("PP&E") decreased $44.9 million from June
30, 1995, as a result of deconsolidating FCSC and consolidating
Banner.  At
March 13, 1996 FCSC had PP&E of $51.1 million which was deconsolidated, and
Banner had $12.9 million which was consolidated.

     Investments and advances in affiliated companies increased
$13.4
million.  Changes in investments and advances in affiliates
included a $49.2
million increase in fair market value of the Company's investment in TFC, by
recording a $29.0 million investment from the Merger, in which the
Company
retained a 41% interest in STFI, and recording equity earnings of
$4.6
million (primarily Nacanco) during the year, offset partially by a
$53.9
million decrease resulting from the consolidation of Banner and a
$17.8
million net decrease in the Company's investment in TFC senior notes, which matured in 1996.

     Other liabilities that require the use of cash include post-employment benefits for retirees, environmental investigation and remediation obligations, litigation settlements and related costs.

     The Company maintains credit agreements (the "Credit
Agreements") with
a consortium of banks, which provides revolving credit facilities to RHI, FHC and Banner and term loans to FHC and Banner (collectively the "Credit
Facilities").

     On March 13, 1996, in connection with the Merger, the Company replaced the credit agreement of its former subsidiary, VSI Corporation, (the "Prior
Credit Agreement") with an interim credit agreement (the "Interim
Credit
Agreement") at FHC. The Interim Credit Agreement provided FHC with a $50.0 million revolving credit facility and a $30.0 million term loan, both of which generally had an interest rate of 1/2% over the prime rate, or 1 1/2%
over the London Interbank Offered Rate ("LIBOR")and required a commitment fee of 1/2% on the unused portion of the revolving credit facility. The Prior
Credit Agreement generally bore interest at 2 3/4% to 3 3/4% over LIBOR and required a commitment fee of 1%.

     The Interim Credit Agreement required compliance with certain financial loan covenants, including achieving a minimum of cumulative earnings before interest, taxes, depreciation and amortization ("EBITDA Covenant") at March
31, 1996, and maintaining a certain interest ratio coverage at specified periods. Additionally, the Interim Credit Agreement restricted FHC's capital expenditures during the term of the Interim Credit Agreement to $6.0 million, in the aggregate. The Company was in compliance with these covenants throughout the life of the Interim Credit Agreement.

     The Interim Credit Agreement matured on July 29, 1996, at
which time the
Company repaid in full the loans made under the Interim Credit
Agreement.  On
July 26, 1996, the Company amended and restated the terms and provisions of
the Interim Credit Agreement in their entirety (the "Restated
Credit
Agreement").  The Restated Credit Agreement extends to July 28,
2000, the
maturity of FHC's revolving credit termination date, and provides
FHC with a
revolving credit facility (the "FHC Revolver") that has a borrowing base of
up to $52.0 million. The borrowing base is determined monthly based upon
specified percentages of FHC's accounts receivable, inventories and the
appraised value of equipment and real property.   The FHC Revolver
consists
of up to $40.0 million available for domestic operations and $12.0 million
available for  European operations.   The FHC Revolver generally
bears
interest at a base rate of 1 1/2% over the greater of (i) Citibank New York's base rate, or (ii) the Federal Funds Rate plus 1/2% for domestic borrowings and at 2 1/2% over Citibank London's base rate for foreign borrowings. FHC's
Revolver is subject to a non-use commitment fee of 1/2% on the average unused availability; and outstanding letters of credit are subject to fees of 2 3/4%
per annum.

     The Restated Credit Agreement requires FHC to comply with certain financial loan covenants, including maintaining a minimum net worth of $150.0 million and maintaining certain interest and fixed charge coverage ratios at the end of each Fiscal Quarter. Additionally, the Restated Credit Agreement restricts the FHC's annual capital expenditures to $12.0 million. Substantially all of FHC's assets are pledged as collateral under the
Restated Credit Agreement.

     FHC may transfer available dividends to the Company.

     The Credit Agreements provide RHI with a $4.3 million revolving credit facility (the "RHI Credit Agreement") which generally bears a base interest of 1/2% over the prime rate, requires a commitment fee of 1/2%, and matures on May 26, 1998. RHI's Credit Agreement requires RHI to comply with specified covenants and maintain a consolidated net worth of $175.0 million.
Additionally, RHI's capital expenditures are restricted, except for certain leasehold improvements, to $2.0 million per annum plus the selling price of fixed assets for such Fiscal Year. At June 30, 1996, the Company was in compliance with all the covenants under RHI's Credit Agreement.

     Banner has a credit agreement (the "Banner Credit Agreement") which provides Banner and its subsidiaries with funds for working capital and potential acquisitions. On June 30, 1996, The Banner Credit Agreement consisted of a $55.0 million term loan and a $71.5 million revolving credit facility, both of which initially bear interest at prime plus 1 1/4% or LIBOR plus 2 1/2%. Interest rates on Banner's borrowings, whether computed at the prime rate or LIBOR, may increase by 1/4% or decrease by up to 1% based upon certain performance criteria. On June 30, 1995, Banner's performance level resulted in borrowings under the Banner Credit Agreement being at the initial interest rates for the quarter ending September 30, 1996. The Banner
Credit Agreement was amended on July 1, 1996, to provide additional financing with a $30.0 million seven-year term loan ("Tranche B Loan") and requires that loans made to Banner do not exceed a defined borrowing base, which is based upon a percentage of inventories and accounts receivable.
The Tranche
B Loan bears interest at Prime plus 1 3/4% or LIBOR plus 3%. Banner's term loans require certain semiannual loan payments. Banner's revolving credit facility is subject to a non-use fee of 1/2% of the unused availability.
Substantially all of Banner's assets are pledged as collateral under the
Banner Credit Agreement.  The Banner Credit Agreement matures
August 2001.

     The Banner Credit Agreement requires quarterly compliance with various financial and non-financial loan covenants, including maintaining a minimum net worth, and minimum ratios of interest coverage, fixed charge coverage, and debt to earnings before interest, taxes, depreciation and amortization.
Banner also has certain limitations on the incurrence of additional debt. As of June 30, 1996, Banner was in compliance with all covenants under its credit agreement.

     Banner has several interest rate hedge agreements ("Hedge Agreements") to manage its exposure to increases in interest rates on its variable rate debt. The Hedge Agreements provide interest rate protection on $60.0 million of debt through September 2000, by providing a cap of 7% if the 90-day LIBOR rate exceeds 7%. If the 90-day LIBOR rate drops below 5%, Banner will be required to pay a floor rate of approximately 6%.

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

Page

- ----

Consolidated Balance Sheets as of June 30, 1996 and 1995....
23

Consolidated Statements of Earnings - The three years ended
   June 30, 1996, 1995 and 1994.............................
25

Consolidated Statements of Stockholder's Equity - The three
  years ended June 30, 1996, 1995 and 1994..................
26

Consolidated Statements of Cash Flows - The three years
  ended June 30, 1996, 1995 and 1994........................
27

Notes to Consolidated Financial Statements..................
29

Report of Independent Public Accountants....................
61

Supplementary data regarding "Quarterly Financial Information
(Unaudited)" is
set forth under Item 8 in Note 22 to Consolidated Financial
Statements.

             RHI HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                                (In thousands)
                                                 June 30,
June 30,
ASSETS                                             1996
1995
- ------                                         ------------
- ------------
Current Assets:
Cash and cash equivalents, $6,761 and
  $545 restricted............................   $   36,112     $
64,174
Short-term investments.......................       10,427
 4,045
Accounts receivable-trade, less allowances
  of $6,071 and $3,776.......................       96,488
61,939
Notes receivable.............................      170,384
  --
Inventories:
   Finished goods............................      235,859
38,117
   Work-in-process...........................       16,294
19,950
   Raw materials.............................       18,586
19,531
                                                 ---------
- ---------
                                                   270,739
77,598

Prepaid expenses and other current assets....       20,248
23,621
Net current assets of discontinued operations         --
34,626
                                                 ---------
- ---------
Total Current Assets.........................      604,398
266,003

Property, plant and equipment, net...........       87,281
132,170

Net assets held for sale.....................       43,609
49,753
Net noncurrent assets of discontinued
   operations................................         --
88,209
Cost in excess of net assets acquired,
   (Goodwill) less accumulated amortization
   of $31,119 and $25,475....................      135,241
149,187
Investments and advances, affiliated
   companies.................................      120,890
107,472
Prepaid pension assets.......................       57,660
59,567
Deferred loan costs..........................        3,822
 7,107
Other assets.................................        8,627
 9,976
                                                 ---------
- ---------
Total Assets.................................   $1,061,528     $
869,444
                                                 =========
=========








The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

              RHI HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                               (In thousands)
                                                 June 30,
June 30,
LIABILITIES AND STOCKHOLDER'S EQUITY               1996
1995
- ------------------------------------           ------------
- ------------
Current Liabilities:
Bank notes payable and current maturities
 of long-term debt...........................   $   84,678     $
16,803
Accounts payable.............................       64,486
37,323
Accrued liabilities:
   Salaries, wages and commissions...........       17,274
11,092
   Employee benefit plan costs...............        6,373
 1,064
   Insurance.................................       16,134
16,595
   Interest..................................        5,342
10,031
   Other.....................................       29,864
31,271
   Income tax payable........................       60,012
  --
                                                 ---------
- ---------
                                                   134,999
70,053

Total Current Liabilities....................      284,163
124,179

Long-term debt...............................      194,233
336,268
Other long-term liabilities..................       17,692
18,342
Retiree health care liabilities..............       44,452
44,710
Noncurrent income taxes......................       33,569
44,135
Minority interest in subsidiaries............       58,647
24,117
Redeemable preferred stock of subsidiary.....         --
17,722
                                                   -------
- -------
Total liabilities............................      632,756
609,473

Stockholder's Equity:

Common Stock.................................          100
   100
Preferred Stock..............................          100
   100
Paid-in capital..............................      229,260
229,533
Retained earnings............................      183,355
46,102
Cumulative translation adjustment............        2,751
 3,861
Net unrealized holding gain (loss) on
  available-for-sale securities..............       13,206
(19,725)
                                                 ---------
- ---------
Total Stockholder's Equity...................      428,772
259,971
                                                 ---------
- ---------
Total Liabilities and Stockholder's Equity...   $1,061,528     $
869,444
                                                 =========
=========




The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

             RHI HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF EARNINGS
                               (In thousands)
                                           For the Years Ended June
30,

- --------------------------------
                                           1996        1995
1994
                                         --------    --------
- --------
Revenue:
   Net sales of products............     $443,105    $286,929
$203,456
   Revenues from services...........       54,820      77,733
74,190
   Other income, net................          507       2,854
 6,106
                                          -------     -------
- -------
                                          498,432     367,516
283,752
Costs and Expenses:
  Cost of goods sold...............       343,596     244,812
175,041
  Cost of services.................        39,005      54,753
52,324
  Selling, general & administrative        99,141      70,700
46,381
  Research and development.........            94         974
 1,435
  Amortization of goodwill.........         4,539       4,381
 4,265
  Restructuring....................         2,319        --
18,860
  Unusual items....................          --          --
 6,000
                                          -------     -------
- -------
                                          488,694     375,620
304,306

Operating income (loss)............         9,738      (8,104)
(20,554)

Interest expense...................        40,768      43,182
43,623
Interest income....................       (10,152)     (4,511)
(3,035)
                                          -------     -------
- -------
Net interest expense...............        30,616      38,671
40,588

Investment income, net.............         4,574       5,954
 6,004
Equity in earnings (loss) of
  affiliates.......................         4,602       2,016
(6,132)
Minority interest..................        (1,952)     (2,293)
(2,500)
Non-recurring income...............       162,470        --
129,082
                                          -------     -------
- -------
Earnings (loss) from continuing
  operations before income taxes...       148,816     (41,098)
65,312

Income tax provision (benefit).....        (4,783)     (9,364)
29,142
                                          -------     -------
- -------
Earnings (loss) from continuing
  operations........................      153,599     (31,734)
36,170

Earnings from discontinued
  operations, net...................        9,186      13,994
 4,942
Gain (loss) on disposal of
  discontinued operations, net......       53,773        (290)
  --
                                          -------     -------
- -------
Earnings (loss) before extraordinary
 items and accounting changes.......      216,558     (18,030)
41,112
Extraordinary items, net............      (10,436)       --
  (243)
Cumulative effect of accounting
  changes, net.....................          --          --
(6,767)
                                          -------     -------
- -------
Net earnings (loss)................      $206,122    $(18,030)   $
34,102
                                          =======     =======
=======

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                RHI HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
                                 (In thousands)

Unrealized

Gain (Loss) Additional

  On      Minimum
                                                     Cumulative
Noncurrent  Liability
                      Common Pref.  Paid-in Retained Translation
Marketable  For
                      Stock  Stock  Capital Earnings Adjustment
Securities  Pensions   Total
                      ------ -----  ------- -------- -----------
- ----------  ---------- --------
BALANCE, July 1, 1993 $100   $100  $225,879 $ 50,881  $  (625)
$(18,986)   $  -      $257,349
- ----------------------
Net earnings..........  -      -       -      34,102     -
 -          -        34,102
Cumulative translation
 adjustment, net......  -      -       -        -       1,497
 -          -         1,497
Dividends to parent...  -      -       -     (10,000)    -
 -          -       (10,000)
Net unrealized holding
 gain on noncurrent
 marketable securities  -      -       -        -        -
  721       -           721
Additional minimum
 liability for
 pensions.............  -      -       -        -        -
 -        (1,405)    (1,405)
Transfer of subsidiary
 from parent..........  -      -       -        (851)    -
 -          -          (851)
Capital contribution
 from parent..........  -      -      3,381     -        -
 -          -         3,381
Gain on purchase of
 preferred stock of
 subsidiary...........  -      -         37     -        -
 -          -            37
                       ---    ---   -------  -------    -----
- -------     ------    -------
BALANCE, June 30, 1994 100    100   229,297   74,132      872
(18,265)    (1,405)   284,831
- ----------------------
Net loss..............  -      -       -     (18,030)    -
 -          -       (18,030)
Cumulative translation
  adjustment, net.....  -      -       -        -       2,989
 -          -         2,989
Dividends to parent...  -      -       -     (10,000)    -
 -          -       (10,000)
Net unrealized holding
  loss on available-
  for-sale securities.  -      -       -        -        -
(1,460)      -        (1,460)
Reduction of minimum
  liability for pensions-      -       -        -        -
 -         1,405      1,405
Gain on purchase of
  preferred stock of
  subsidiary..........  -      -        236     -        -
 -          -           236
                       ---    ---   -------  -------   -----
- -------     ------    -------
BALANCE, June 30, 1995 100    100   229,533   46,102   3,861
(19,725)      -       259,971
- ----------------------
Net earnings..........  -      -       -     206,122    -
 -          -       206,122
Cumulative translation
  adjustment..........  -      -       -        -     (1,110)
 -          -        (1,110)
Dividends to parent...  -      -       -     (68,869)   -
 -          -       (68,869)
Net unrealized holding
  gain on available-
  for-sale securities.  -      -       -        -       -
32,931        -        32,931
Gain realized on
  retirement of
  preferred stock of
  subsidiary..........  -      -       (273)    -       -
- -           -          (273)
                       ---    ---   -------  -------  -----
- -------     -----      -------
BALANCE, June 30, 1996$100   $100  $229,260 $183,355 $2,751    $
13,206    $   -      $428,772
                       ===    ===   =======  =======  =====
=======     =====      =======




The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

             RHI HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (In thousands)
                                              For the Years Ended
June 30,

- ----------------------------
                                                1996      1995
 1994
                                              --------  --------
- --------
Cash flows from operation activities:
  Net earnings (loss).......................  $206,122  $(18,030)
$ 34,102
  Adjustments to reconcile net earnings
    (loss) to net cash provided by (used for)
    operating activities:
    Gain on the merger of subsidiaries
      (See Notes 2 & 4).....................  (162,703)     --
   --
    Gain on the sale of discontinued
      operations (See Note 5)...............   (53,942)     --
   --
    Net gain on sale of Rexnord investment..      --        --
(129,082)
    Extraordinary items, net of cash charges     4,501      --
   --
    Cumulative effect of accounting changes,
      net...................................      --        --
  6,767
    Depreciation and amortization...........    28,571    29,798
 26,810
    Accretion of discount on long-term
      liabilities...........................     3,705     3,713
  3,288
    Provision for restructuring and unusual
      items (excluding cash payments of
      $777 in 1996 and $6,020 in 1994)......     1,542       --
  18,840

    (Gain) loss on sale of property, plant
      and equipment.........................        (4)      655
    231
    Undistributed (earnings) loss of
       affiliates...........................    (3,741)   (2,016)
  6,132
    Minority interest.......................     1,952     2,293
  2,500
    Change in trading securities............    (5,346)    1,879
   --
    Change in accounts receivable...........    (7,300)  (14,945)
 (1,540)
    Change in inventories...................   (11,006)   (9,136)
  4,281
    Change in other current assets..........    (1,392)    1,648
  9,824
    Change in non-current assets............    (1,039)    4,928
  4,265
    Change in accounts payable, accrued
      and other liabilities.................   (16,359)      132
 (7,994)
    Non-cash charges and working capital of
      discontinued operations...............      --       3,568
 17,131
                                              --------  --------
- --------
Net cash provided by (used for) operating
    activities..............................   (16,439)    4,487
 (4,445)

Cash flows from investing activities:
  Net proceeds received from sale of
    discontinued operations.................    71,559      --
   --
  Proceeds from sale of Rexnord investment..      --        --
178,089
  Proceeds used for investments securities,
    net.....................................    (8,735)   (8,396)
 (1,584)
  Equity investments in affiliates..........    (2,191)  (13,000)
   --
  Acquisition of subsidiaries, net of cash
    acquired................................      --     (12,061)
 (1,905)
  Minority interest in subsidiaries.........    (2,817)     --
   --
  Collections on notes and other receivables
    related to operations sold..............      --        --
  1,183
  Purchase of property, plant and equipment.   (15,108)  (16,212)
(12,221)
  Proceeds from sale of property, plant and
    equipment...............................       107       151
    971
  Change in net assets held for sale........     5,547     1,914
 (1,291)
  Investing activities of discontinued
    operations..............................      --      (3,561)
 (3,617)
                                              --------  --------
- --------
Net cash (used for) provided by investing
  activities................................    48,362   (51,165)
159,625
The accompanying Notes to Consolidated Financial Statements are an
integral
part of these statements.

             RHI HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                             (In thousands)
                                              For the Years Ended
June 30,

- ----------------------------
                                                1996      1995
 1994
                                              --------  --------
- --------
Cash flows from financing activities:
  Proceeds from issuance of debt............  $152,847  $ 72,450
$ 68,558
  Debt repayments and repurchase of
    debentures..............................  (169,759)  (46,932)
(176,148)
  Payment of dividends......................   (42,100)  (10,000)
 (1,007)
  Capital contribution from TFC.............      --        --
  3,381
                                              --------  --------
- --------
Net cash provided by (used for) financing
  activities................................   (59,012)   15,518
(105,216)
Effects of exchange rate changes on cash....      (973)    1,114
  1,418
Change in cash and cash equivalents.........   (28,062)  (30,046)
 51,382
Cash and cash equivalents, beginning of
  year......................................    64,174    94,220
 42,838
                                              --------  --------
- --------
Cash and cash equivalents, end of year......  $ 36,112  $ 64,174
$ 94,220
                                              ========  ========
========





























The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

              RHI HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (In thousands)


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     ------------------------------------------

     Corporate Structure: RHI Holdings, Inc. (the "Company"), formerly known as Rexnord Holdings Inc., is a holding company incorporated in the State of
Delaware.  It has two principal operating subsidiaries, Fairchild
Holding
Corporation ("FHC") and Banner Aerospace, Inc., ("Banner"). The Company is a wholly-owned subsidiary of The Fairchild Corporation ("TFC"). The Company also holds significant equity interests in Shared Technologies Fairchild Inc.
("STFI") and Nacanco Paketleme ("Nacanco").

     Fiscal Year:  The fiscal year ("Fiscal") of the Company ends
June 30.
All references herein to "1996", "1995", and "1994" mean the fiscal years ended June 30, 1996, 1995, and 1994, respectively.

     Principles of Consolidation: The consolidated financial statements are prepared in accordance with generally accepted accounting principles and include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. Prior period financial information has been restated for discontinued operations, which includes the D-M-E Company ("DME") and
Fairchild Data Corporation ("Data"). Investments in companies in which ownership interest range from 20 to 50 percent are accounted for using the equity method (see Note 9). All significant intercompany accounts and transactions have been eliminated in consolidation.

     Cash Equivalents/Statements of Cash Flows: For purposes of these statements, the Company considers all highly liquid investments with original maturity dates of three months or less as cash equivalents. Total net cash disbursements (receipts) made by the Company for income taxes and interest were as follows:


                                    1996       1995       1994
                                  --------   --------   --------
Interest.......................   $ 41,629   $ 39,871   $ 38,548
Income taxes...................      7,702        221       (931)

     Restricted Cash: On June 30, 1996 and 1995, the Company had restricted cash of $6,761 and $545, all of which is maintained as collateral for certain debt facilities. Cash investments are in high grade, short-term certificate of deposits.

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

     Inventories: Inventories are stated at the lower of cost or market.
Cost is determined using the last-in, first-out ("LIFO") method at principal domestic aerospace manufacturing operations and using the first-in, first-out
("FIFO") method elsewhere. If the FIFO inventory valuation method had been used exclusively, inventories would have been approximately $4,756 and $5,168 higher at June 30, 1996 and 1995, respectively. Inventories from continuing operations are valued as follows:

                                                June 30,
June 30,
                                                  1996
1995
                                                --------
- --------
Last-in, first-out (LIFO)...................    $239,396        $
34,866
First-in, first-out (FIFO)..................      31,343
42,732
                                                 -------
- -------
Total inventories...........................    $270,739        $
77,598
                                                 =======
=======

     Properties and Depreciation: Properties are stated at cost and depreciated over estimated useful lives, generally on a straight-line basis.
For Federal income tax purposes, accelerated depreciation methods are used.
No interest costs were capitalized in any of the years presented.
Property,
plant, and equipment consisted of the following:

                                                June 30,
June 30,
                                                  1996
1995
                                                --------
- --------
Land......................................      $ 10,408        $
9,992
Buildings and improvements................        39,080
33,930
Machinery and equipment...................        94,406
162,594
Transportation vehicles...................           743
  607
Furniture and fixtures....................        16,498
8,851
Construction in progress..................         2,329
2,569
                                                 -------
- -------
                                                 163,464
218,543
Less:  Accumulated depreciation...........       (76,183)
(86,373)
                                                 -------
- -------
Net property, plant, and equipment........      $ 87,281
$132,170
                                                 =======
=======

     Amortization of Goodwill: The excess of the cost of purchased businesses over the fair value of their net assets at acquisition dates
(goodwill) is being amortized on a straight-line basis over 40 years.

     Deferred Loan Costs: Deferred loan costs associated with various debt issues are being amortized over the terms of the related debt, based on the amount of debt outstanding, using the effective interest method. Amortization expense for these loan costs for Fiscal 1996, 1995 and 1994 was
$2,925, $2,918, and $2,948, respectively.

     Impairment of Long-Lived Assets: The Company reviews its long-lived assets, including property, plant and equipment, identifiable intangibles and goodwill, for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. To determine recoverability of its long-lived assets the Company evaluates the probability that future undiscounted net cash flows, without interest charges, will be less than the carrying amount of the assets. Impairment is measured based on the difference between the carrying amount of the assets and fair value.

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

     Foreign Currency Translation: All balance sheet accounts of foreign subsidiaries are translated at current exchange rates at the end of the accounting period. Income statement items are translated at average exchange rates during the period. The resulting translation adjustment is recorded as a separate component of stockholder's equity. Foreign transaction gains and losses are included in other income and were not significant in Fiscal 1996,
1995 and 1994.

     Research and Development: Company-sponsored research and development expenditures are expensed as incurred.

     Non-recurring Items:  Non-recurring income for Fiscal 1996 was
$162,470
and includes a $163,130 nontaxable gain resulting from the merger of
Fairchild Communications Services Company into Shared Technologies
Inc.  (See
Note 2).  Expenses related to other alternative transactions considered were
netted against the above gain.  Non-recurring income for Fiscal
1994
consisted of the net pretax gain of $129,082 on the sale of Rexnord Corporation ("Rexnord") stock (see Note 9).

     Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assts and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

     Reclassification: Certain amounts in prior years' financial statements have been reclassified to conform with the 1996 presentation.

2.  MERGER AGREEMENT
    ----------------

     The Company, TFC and Fairchild Industries, Inc. ("FII", the Company's former subsidiary), entered into an Agreement and Plan of Merger dated as of
November 9, 1995 (as amended, the "Merger Agreement") with Shared Technologies Inc. ("STI"). On March 13, 1996, in accordance with the Merger
Agreement, STI succeeded to the telecommunications systems and services business operated by the Company's Fairchild Communications Services Company
("FCSC").

     The transaction was effected by a Merger of FII with and into
STI (the
"Merger") with the surviving company renamed Shared Technologies
Fairchild
Inc. ("STFI").  Prior to the Merger, FII transferred all of its assets to,
and all of its liabilities were assumed by FHC, except for the assets and
liabilities of FCSC, and $223,500 of the FII's existing debt and preferred
stock consisting of (i) the $40,027 liquidation value of the outstanding
Series A and Series C Preferred Stock of FII, (ii) the $125,000
principal
amount outstanding of FII 12 1/4% Senior Notes due 1999 (the
"Senior Notes"),
and (iii) an amount of bank and other indebtedness of approximately
$58,473
(the "Assumed Indebtedness"). The stock of FHC was then distributed to RHI.
No taxable gain or loss was recognized, in the Company's view, on the transfer of the FII assets and liabilities to FHC, and distribution of FHC stock to RHI. As part of the Merger Agreement, FII made a cash tender offer to purchase all of the outstanding Senior Notes and obtained such Noteholders' consent to amend the indenture under which the Senior Notes were issued to remove all covenants which could be amended or deleted by majority vote (the "Tender Offer") (see Note 10). Pursuant to the Merger, an amount sufficient to redeem the Series A and Series C Preferred Stock at their liquidation value ($45.00 per share plus accrued and unpaid dividends) was placed with Chemical Mellon Shareholder Services as Escrow Agent. Also as part of the Merger, STFI, (i) purchased the $125,000 aggregate principal amount of Senior Notes tendered pursuant to the Tender Offer, and
(ii) repaid
in full the Assumed Indebtedness.

     As a result of the Merger, the Company received (i) 6,000,000 shares of
Common Stock of STFI (representing approximately 41% of the
outstanding
shares after giving effect to such issuance), (ii) shares of 6%
Cumulative
Convertible Preferred Stock of STFI having an aggregate liquidation preference of $25,000 (subject to upward adjustment), recorded at a fair
value of $20,500, and which are convertible into Common Stock of
STFI at a
conversion price of $6.375 per share (which, if converted, would represent,
together with the other Common Stock issued to the Company,
approximately 42%
of the Common Stock of STFI on a fully diluted basis), and (iii)
shares of a
Special Preferred Stock having an initial liquidation preference of
$20,000
(which could accrue up to a maximum of $30,000 over a ten-year period, if not redeemed earlier), recorded at a fair value of $8,500. In connection with its stock ownership, the Company has the right to elect four of the eleven members of the Board of Directors of STFI and have agreed, subject to certain exceptions, not to sell any of STFI's shares for a two-year period.

     The Merger was structured as a reorganization under section
368(a)(1)(A)
of the Internal Revenue Code of 1986, as amended. In Fiscal 1996, the
Company recorded a $163,130 non-recurring gain from this transaction.

3.   ACQUISITIONS
     ------------

     On June 10, 1994, the Company acquired 100% of the Common
Stock of
Fairchild Convac GmbH ("Fairchild Convac")for approximately $4,700.

Fairchild Convac is a leading designer and manufacturer of high precision state-of-the-art wet processing tools, equipment and systems required for the manufacture of semiconductor chips and related products, compact and optical storage discs and liquid crystal displays. The Company reports the results of Fairchild Convac as part of its Industrial Products segment.

     On September 9, 1994, the Company acquired all of the outstanding Common
Stock of Fairchild Scandinavian Bellyloading Company AB ("SBC"). SBC is a designer and manufacturer of a patented cargo loading system, which is installed in the cargo area of commercial aircraft. Several major airlines are expected to equip existing fleets with the SBC system over the next two to three years. The Company reports the results of SBC as part of its
Industrial Products segment.

     On November 28, 1994, FCSC completed the acquisition of substantially all of the telecommunications assets of JWP Telecom, Inc. ("JWP") for approximately $11,000, plus the assumption of approximately $3,000 of liabilities. JWP is a telecommunications system integrator, specializing in the distribution, installation and maintenance of voice and data communications equipment. In the first quarter of Fiscal 1995, FCSC acquired all the shared telecommunications assets of Eaton & Lauth Co., Inc., for approximately $550.

4.   MAJORITY INTEREST BUSINESS COMBINATION
     --------------------------------------

     Effective February 25, 1996, the Company completed a transfer of the
Company's Harco Division ("Harco") to Banner Aerospace, Inc.
("Banner") in
exchange for 5,386,477 shares of Banner common stock.  The exchange has
increased the Company's ownership of Banner common stock from approximately
47.2% to 59.3%, resulting in the Company becoming the majority shareholder of
Banner.  Accordingly, the Company consolidated Banner on February
25, 1996.
The Company recorded a $427 non-recurring loss from outside
expenses incurred
for this transaction in 1996.   Banner is a leading international
supplier to
the aerospace industry as a distributor, providing a wide range of aircraft parts and related support services. Harco is a distributor of precision fasteners to the aerospace industry.

5.   DISCONTINUED OPERATIONS AND NET ASSETS HELD FOR SALE
     ----------------------------------------------------

     During the Fiscal 1996 second quarter, FII adopted a formal plan to sell
DME, a mold equipment manufacturer, and Data, a satellite communications company.

     On February 22, 1996, pursuant to the Asset Purchase Agreement dated
January 26, 1996 (the "closing date"), the Company, through its subsidiaries,
completed the sale of certain assets, liabilities and the business of DME to
Cincinnati Milacron Inc. ("CMI") for a sales price of approximately
$244,331,
as adjusted.  The sales price consists of $74,000 in cash, and two
8%
promissory notes in the aggregate principal amount of $170,331
(together, the
"8% CMI Notes"). The 8% CMI Notes were due to mature one year following the closing date; provided that the Company had the right to require prepayment of, and CMI had the right to prepay the 8% CMI Notes after the six-month anniversary of the closing date. On July 29, 1996, CMI paid in full the 8%
CMI Notes.

     As a result of the sale of DME, the Company recorded a gain on disposal of discontinued operations, of approximately $54,012, net of a $61,929 tax provision, in Fiscal 1996.

     On January 27, 1996, FII completed the sale of Data to SSE
Telecom, Inc.
("SSE") for book value of approximately $4,400 and 100,000 shares of SSE's common stock valued at $9.0625 per share, or $906, at January 26, 1996, and warrants to purchase an additional 50,000 shares of SSE's common stock at
$11.09 per share. In addition, the Company has an opportunity to earn an additional 100,000 shares based on the future performance of SSE during the twelve months following the date of sale. There was no material gain or loss from this transaction.

     DME and Data have been accounted for as discontinued operations and the prior periods financial statements have been restated to reflect the discontinuance of these companies. The combined net sales of DME and Data totaled $108,131, $180,773 and $166,499 for Fiscal 1996, 1995 and
1994,
respectively. Earnings from discontinued operations was $9,186, net of
$5,695 for taxes in 1996, $13,994, net of $10,183 for taxes in
1995, and
$4,942, net of $7,317 for taxes and $9,247 for the net cumulative effect of accounting changes in 1994. The components of net assets of discontinued operations on the consolidated balance sheet are as follows:

                                                      June 30,
                                                       1995
                                                      -------
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
                                                      =======

     The Company recorded after tax losses on the disposal of discontinued operations, of $259 and $368 in 1995 and 1994, respectively. These losses related primarily to (i) liability insurance premiums paid for properties of discontinued operations, and workers' compensation claims for employees of operations which were previously discontinued.

     Net assets held for sale at June 30, 1996, includes two parcels of real estate in California, a 68 acre parcel of real estate located in Farmingdale,
New York, and several other parcels of real estate located primarily throughout the continental United States, which the Company plans to sell, lease or develop, subject to the resolution of certain environmental matters and market conditions. Also included in net assets held for sale are limited partnership interests in (i) a real estate development joint venture, and
(ii) a landfill development partnership.

     Net assets held for sale are stated at the lower of cost or at estimated net realizable value, which reflect anticipated sales proceeds, and other carrying costs to be incurred during the holding period. Interest is not allocated to net assets held for sale.

6.   PROFORMA FINANCIAL STATEMENTS (UNAUDITED)
     -----------------------------------------

     The following unaudited pro forma information for the twelve months ended June 30, 1996 and June 30, 1995, provides the results of the Company's operations as though (i) the disposition of DME and Data, (ii) the Merger of
FCS, and (iii) the transfer of Harco to Banner, resulting in the consolidation of Banner, had been in effect since the beginning of each period. The pro forma information is based on the historical financial statements of the Company, DME, FCSC and Banner, giving effect to the aforementioned transactions. In preparing the pro forma data, certain assumptions and adjustments have been made which (i) reduce interest expense for revised debt structures, (ii) increase interest income for notes receivable, (iii) reduce minority interest from Series C Preferred Stock of
FII being redeemed, and (iv) adjust equity in earnings of affiliates to include the estimated results of STFI.

     The following unaudited pro forma financial information is not necessarily indicative of the results of operations that actually would have occurred if the transactions had been in effect since the beginning of each period, nor is it necessarily indicative of future results of the Company.

                                             1996        1995
                                          ----------  ----------
Sales...................................  $598,184    $488,885
Loss from continuing operations.........      (601)    (16,792)
Net loss................................      (601)    (17,082)

     The pro forma financial information has not been adjusted for non-recurring income and gains from disposal of discontinued operations that have been or are expected to be incurred from these transactions within the ensuing year.

7.   EXTRAORDINARY ITEMS
     -------------------

     During Fiscal 1996, the Company used the Merger transaction and cash available to retire fully all of the Senior Notes, FII's 9 3/4% subordinated debentures due 1998, and bank loans under a credit agreement of a former subsidiary of the Company, VSI Corporation. The redemption of the Senior
Notes at a premium, consent fees paid to holders of the Senior Notes, the write off of the original issue discount on FII 9 3/4% subordinated debentures and the write off of the remaining deferred loan fees associated with the issuance of the debt retired, resulted in an extraordinary loss of
$10,436, net of a tax benefit.

     During Fiscal 1994, the Company recognized extraordinary gains and losses from the early extinguishment of debt resulting from repurchases of its debentures on the open market or in negotiated transactions, and the write offs of certain deferred costs associated with the issuance of securities repurchased. Early extinguishment of the Company's debt resulted in an extraordinary loss of $243, net of a $131 tax benefit, in Fiscal 1994.

8.   INVESTMENTS
     -----------

     Short-term investments at June 30, 1996, consist primarily of common stock investments in public corporations, which are classified as trading securities. All other short-term and all long-term investments do not have readily determinable fair values and primarily consist of investments in limited partnerships and common stocks. A summary of investments held by the
Company consists of the following:

                                        1996                 1995
                                 ------------------
- ------------------
                                 Aggregate             Aggregate
Name of Issuer or                Fair        Cost      Fair
Cost
Title of Each Issue              Value       Basis     Value
Basis
- -------------------              ---------  -------    ---------
- -------
Short-term investments:
- -----------------------
Trading securities:
  Common Stock.................  $10,361    $ 5,954   $ 3,968    $
5,088
Other Investments..............       66         66        77
   77
                                  ------     ------    ------
- ------
                                 $10,427    $ 6,020   $ 4,045    $
5,165
                                  ======     ======    ======
======
Other long-term investments:
- ----------------------------
Other investments..............  $    93    $    93   $   346    $
 346
                                  ------     ------    ------
- ------
                                 $    93    $    93   $   346    $
 346
                                  ======     ======    ======
======

     Investment income is summarized as follows:

                                              1996      1995
1994
                                             ------    ------
- ------
Gross realized gain (loss) from sales...... $(1,744)  $ 3,947   $
3,919
Change in unrealized holdings loss on
  trading securities.......................   5,527       (36)
- --
Lower of cost or market valuation
  adjustment...............................   --         --
(1,084)
Gross realized loss from impairments.......   --         (402)
(186)
Dividend income............................     791     2,445
3,355
                                             ------    ------
- ------
                                            $ 4,574   $ 5,954   $
6,004
                                             ======    ======
======

9.   INVESTMENTS AND ADVANCES - AFFILIATED COMPANIES
     -----------------------------------------------

     The following table presents summarized financial statement information on a combined 100% basis of the Company's principal investments, which are accounted for using the equity method.

                                       For the years ended June 30,

- --------------------------------
Statement of Earnings:                 1996        1995        1994
                                     --------    --------
- --------
     Net sales.....................  $351,695    $313,888
$283,055
     Gross profit..................   114,248     100,644
98,689
     Earnings from continuing
       operations..................    15,183       9,623
17,231
     Discontinued operations, net..      --          --
(12,996)
     Net earnings..................    15,183       9,623
4,235

Balance Sheet at June 30,:
     Current assets................  $ 93,925    $257,314
     Noncurrent assets.............   377,547      61,348
     Total assets..................   471,472     318,662
     Current liabilities...........    87,858      61,174
     Noncurrent liabilities........   275,025     101,256

     On June 30, 1995 the Company owned approximately 26.7% of
Nacanco common
stock, which was effectively purchased from TFC on January 2, 1995.
The
Company recorded equity earnings from its investment in Nacanco of $4,546 in
1996 and $2,248 for the six months ended June 30, 1995.

     Since March 13, 1996, as a result of the Merger in which the Company received a 41% interest in STFI, the Company has accounted for its investment in STFI using the equity method. Prior to March 13, 1996, the Company consolidated the results of FCSC, which was merged into STFI (see
Note 2).
The Company recorded equity earnings of $50 from the investment in STFI during the final 3 1/2 months of Fiscal 1996.

     On June 30, 1996, the Company's investments in STFI consisted of (i)
$20,988 carrying value for the $25,000 face value 6% cumulative
Convertible
Preferred Stock, (ii) $9,116 carrying value for the $20,000 face value
Special Preferred Stock, and (iii) $455 carrying value for
6,200,000 shares
of common stock of STFI. At the close of trading on June 30, 1996, STFI's common stock was quoted at $7.25 per share. Based on this price, the
Company's investment in STFI common stock has an approximate market value of
$44,950. The Company is amortizing its discounted investment in each of the
STFI issuances over the 11 and 12 year life of the issuances.
Included in
Fiscal 1996 equity earnings was $939 from such amortization.

     Effective February 25, 1996, the Company increased its percentage of ownership of Banner Common Stock from 47.2% to approximately 59.3%. Since
February 25, 1996, the Company is consolidating Banner's results.
Prior to
February 25, 1996, the Company accounted for its investment in Banner using the equity method and held its investment in Banner as part of investments and advances-affiliated companies. The Company recorded equity earnings
(loss) of $363, $138 and $(5,697) from this investment for 1996, 1995 and
1994, respectively.

     On December 23, 1993, the Company completed a sale of its 43.9% stock interest in Rexnord to BTR Dunlop Holdings, Inc. ("BTR"). Accordingly, the
Company received $181,873 in gross proceeds and realized a pre-tax gain on the sale of $129,082 in Fiscal 1994. Prior to the sale of Rexnord, the
Company recorded an equity loss of $905 from this investment for 1994. The net earnings for Fiscal 1994, were decreased by recording the Company's 43.9% share of the cumulative charge which resulted from the adoption of SFAS No.
106 and SFAS No. 109 at Rexnord.  (See Notes 11 and 12).

     In connection with the Company's December 23, 1993 sale of its interest in Rexnord Corporation to BTR Dunlop Holdings, Inc. ("BTR"), the Company placed shares of Banner, with a fair market value of $5,000, in escrow to secure the Company's remaining indemnification of BTR against a contingent liability. Once the contingent liability is resolved, the escrow will be released.

     The Company is accounting for an investment in a public fund, which is controlled by an affiliated investment group of the Company, at market value.
The amortized cost basis of the investment was $923 and had been written down by $185, before tax, to market value. The Company's gross unrealized loss was $120, net of tax from this investment in 1995.

     The Company is accounting for its investments in TFC at market value.
As of June 30, 1996, the carrying value of the Company's investment in
4,369,400 shares of TFC common stock was $63,902 and included an increase of
$19,297, before tax, to market value. The Company recorded a gross unrealized gain (loss) of $49,156 and $(2,185) from its investment in TFC common stock in 1996 and 1995, respectively. In addition, the Company's amortized cost basis of its net investment in TFC debt was $5,637 on June 30,
1996, and was increased by $1,005, before tax, to market value in 1996. The carrying value of investments and advances, affiliated companies consists of the following:

                                           June 30,    June 30,
                                             1996        1995
Investment in TFC:                        --------    --------
   TFC stock...........................  $  63,902   $  14,746
   TFC 12.25% senior subordinated notes
     due 1996..........................       --        17,703
   TFC 12% intermediate subordinated
     debentures due 2002...............      6,642       5,675
                                          --------    --------
                                         $  70,544   $  38,124
Investment in Affiliated Companies:

   Banner Aerospace...................   $    --     $  53,931
   Nacanco............................      19,034      15,248
   STFI...............................      30,559        --
   Others.............................         753         169
                                          --------    --------
                                            50,346      69,348
                                          --------    --------
                                         $ 120,890   $ 107,472
                                          ========    ========

     On June 30, 1996, none of the Company's $183,355 consolidated retained earnings was from undistributed earnings of 50 percent or less owned affiliates accounted for by the equity method.

10.  NOTES PAYABLE AND LONG-TERM DEBT
     --------------------------------

     At June 30, 1996 and 1995, notes payable and long-term debt consisted of the following:

                                             June 30,        June
30,
                                               1996            1995
                                             --------
- --------
Short-term notes payable (weighted
  average interest rates of 8.5% and
  8.3% in 1996 and 1995, respectively)..     $ 76,321        $
5,448
                                              =======
=======

Bank credit agreements..................     $112,500
$126,396
9 3/4% Subordinated Debentures, due 1998         --
2,999
12 1/4% Senior secured notes due 1999...         --
125,000
11 7/8% Senior Subordinated Debentures
  due 1997 through 1999.................       85,769
85,687
10.65% Industrial revenue bonds.........        1,500
1,500
Capital lease obligations interest from
  10.25% to 10.5%.......................           65
1,253
Other notes payable, collateralized
  by property or equipment, interest
  from 6% to 9.4%.......................        2,756
4,788
                                              -------
- -------
                                              202,590
347,623
Less:  Current maturities...............       (8,357)
(11,355)
                                              -------
- -------
Net long-term debt......................     $194,233
$336,268
                                              =======
=======

     On March 13, 1996, FII consummated the Tender Offer and purchased for cash, upon terms and subject to conditions set forth in an Offer to Purchase and Consent Solicitations and related Letter of Transmittal (the "Offer to
Purchase") dated as of December 22, 1995, all $125,000 of the Senior Notes.
Terms of the Tender Offer, as amended and restated, required a purchase price of $1,063.90 per $1,000.00 principal amount of the Senior Notes and accrued and unpaid interest up to, but not including, the payment date. During the
Tender Offer period, FII received consents solicited (the "Tender
Offer
Consent Solicitation") of the holders of the Senior Notes to (i) the adoption of the proposed amendments to the indenture pursuant to which the Senior
Notes were issued (the "Indenture"), and (ii) the release of the collateral securing FII's obligations under the Senior Notes and the Indenture, upon terms set forth in the Offer to Purchase.

     In addition, independent of the Tender Offer and the Tender
Offer
Consent Solicitation, FII also solicited and received consents to the waiver of any and all violations of the Indenture arising out of or relating to (i) the transfer by VSI Corporation ("VSI"), a wholly-owned subsidiary of FII, of the stock of Harco to Banner (see Note 4), and (ii) the sale by VSI of DME to
CMI (see Note 5).

     As part of the consummation of the Tender Offer, FII paid holders of
Senior Notes who validly tendered Senior Notes pursuant to the Tender Offer and Consent Solicitations a consent fee of $25.00 per $1,000.00 principal amount of Senior Notes tendered. FII paid an early consent fee consisting of
$5.00 per $1,000.00 principal amount to holders of Senior Notes who on or prior to January 19, 1996, validly tendered their shares.

     The Company maintains credit agreements (the "Credit
Agreements") with
a consortium of banks, which provides revolving credit facilities to the
Company, FHC and Banner and term loans to FHC and Banner
(collectively the
"Credit Facilities").

     On March 13, 1996, in connection with the Merger, the Company replaced the credit agreement of its former subsidiary, VSI Corporation, (the "Prior
Credit Agreement") with an interim credit agreement (the "Interim
Credit
Agreement") at FHC. The Interim Credit Agreement provided FHC with a $50,000 revolving credit facility and a $30,000 term loan, both of which generally had an interest rate of 1/2% over the prime rate or 1 1/2% over the London
Interbank Offered Rate ("LIBOR")and required a commitment fee of 1/2% on the unused portion of the revolving credit facility. The Prior Credit Agreement generally bore interest at 2 3/4% to 3 3/4% over LIBOR and required a commitment fee of 1%.

     The Interim Credit Agreement required compliance with certain financial loan covenants, including achieving a minimum of cumulative earnings before interest, taxes, depreciation and amortization ("EBITDA Covenant") at March
31, 1996, and maintaining a certain interest ratio coverage at specified periods. Additionally, the Interim Credit Agreement restricted the FHC's capital expenditures during the term of the Interim Credit Agreement to
$6,000, in the aggregate. The Company was in compliance with these covenants throughout the life of the Interim Credit Agreement.

     The Interim Credit Agreement matured on July 29, 1996, at
which time the
Company repaid in full the loans made under the Interim Credit
Agreement.  On
July 26, 1996, the Company amended and restated the terms and provisions of
the Interim Credit Agreement in their entirety (the "Restated
Credit
Agreement").  The Restated Credit Agreement extends to July 28,
2000, the
maturity of FHC's revolving credit termination date, and provides
FHC with a
revolving credit facility (the "FHC Revolver") that has a borrowing base of
up to $52,000. The borrowing base is determined monthly based upon specified
percentages of FHCs accounts receivable, inventories and the appraised value
of equipment and real property.  The FHC Revolver consists of up to
$40,000
available for domestic operations and $12,000 available for
European
operations.    The FHC Revolver generally bears interest at a base
rate of
1 1/2% over the greater of (i) Citibank New York's base rate, or
(ii) the
Federal Funds Rate plus 1/2% for domestic borrowings and at 2 1/2% over
Citibank London's base rate for foreign borrowings. FHC's Revolver is subject to a non-use commitment fee of 1/2% on the average unused availability; and outstanding letters of credit are subject to fees of 2 3/4%
per annum.

     The Restated Credit Agreement requires FHC to comply with certain financial loan covenants, including maintaining a minimum net worth of
$150,000 and maintaining certain interest and fixed charge coverage ratios at the end of each Fiscal Quarter. Additionally, the Restated Credit Agreement restricts the FHC's annual capital expenditures to $12,000.

     The Credit Agreements provide to the Company with a $4,250 revolving credit facility (the "RHI Credit Agreement") which generally bears a base interest of 1/2% over the prime rate, requires a commitment fee of 1/2%, and matures on May 26, 1998. RHI's Credit Agreement requires the Company to comply with specified covenants and maintain a consolidated net worth of
$175,000. Additionally, the Company's capital expenditures are restricted, except for certain leasehold improvements, to $2,000 per annum plus the selling price of fixed assets for such Fiscal Year. The Company was in compliance with all the covenants under RHI's Credit Agreement at June 30,
1996.

     Banner has a credit agreement (the "Banner Credit Agreement") which provides Banner and its subsidiaries with funds for working capital and potential acquisitions. On June 30, 1996, The Banner Credit Agreement consisted of a $55,000 term loan and a $71,500 revolving credit facility, both of which initially bear interest at prime plus 1 1/4% or LIBOR plus 2
1/2%. Interest rate on Banner's borrowings whether computed at the prime rate or LIBOR may increase by 1/4% or decrease by up to 1% based upon certain performance criteria. On June 30, 1995, Banner's performance level resulted in borrowings under the Banner Credit Agreement being at the initial interest rates for the quarter ending September 30, 1996. The Banner Credit
Agreement was amended on July 1, 1996, to provide additional financing with a $30,000 seven-year term loan ("Tranche B Loan") and requires that loans made to Banner do not exceed a defined borrowing base, which is based upon a percentage of inventories and accounts receivable. The Tranche B Loan bears interest at Prime plus 1 3/4% or LIBOR plus 3%. Banner's term loans require certain semiannual loan payments. Banner's revolving credit facility is subject to a non-use fee of 1/2% of the unused availability. Substantially all of Banner's assets are pledged as collateral under the Banner Credit
Agreement.  The Banner Credit Agreement matures August 2001.

     The Banner Credit Agreement requires quarterly compliance with various financial and non-financial loan covenants, including maintaining a minimum net worth, and minimum ratios of interest coverage, fixed charge coverage, and debt to earnings before interest, taxes, depreciation and amortization.
Banner also has certain limitations on the incurrence of additional debt. As of June 30, 1996, Banner was in compliance with all covenants under the
Credit Agreement.

     Banner has several interest rate hedge agreements ("Hedge Agreements") to manage its exposure to increases in interest rates on its variable rate debt. The Hedge Agreements provide interest rate protection on $60,000 of debt through September 2000, by providing a cap of 7% if the 90-day LIBOR rate exceeds 7%. If the 90-day LIBOR rate drops below 5%, Banner will be required to pay a floor rate of approximately 6%.

     The following table summarizes the credit facilities under the credit agreement at June 30, 1996:

                                          Outstanding
Total
                                             as of
Available
                                         June 30, 1996
Facilities
                                         -------------
- ----------
RHI Holdings, Inc.
  Revolving credit facility (a).......     $    100           $
4,250
Fairchild Holding Corporation               =======
=======
  Revolving credit facility (a).......     $ 43,400           $
50,000
  Term Loan (a).......................       30,000
30,000
Banner Aerospace, Inc.
  Revolving credit facility...........       61,000
71,500
  Term Loan...........................       51,500
51,500
                                            -------
- -------
                                           $186,000
$207,250
                                            =======
=======
Total
  Revolving credit facilities.........     $104,500
$125,750
  Term loans..........................       81,500
81,500
                                            -------
- -------
                                           $186,000
$207,250
                                            =======
=======

(a)  These amounts are included in short-term notes payable.

     At June 30, 1996, the Company had outstanding letters of credit ("LC") of $11,405, which were supported by the Credit Agreement and other bank facilities on an unsecured basis. At June 30, 1996, the Company had unused short-term bank lines of credit aggregating $9,845 at interest rates slightly higher than the prime rate. The Company also has short-term lines of credit relating to foreign operations aggregating $5,454 against which the Company owed $2,821 at June 30, 1996.

     Summarized below are certain items and other information relating to the
11 7/8% Senior Subordinated Debentures outstanding at June 30,
1995:

                                                  11 7/8%
                                                  Senior
                                               Subordinated
                                                Debentures
                                               ------------
Date Issued..............................       March 1987
Face Value...............................        $126,000
Balance, June 30, 1995...................        $ 85,769
Percent Issued at........................          99.214
Bond Discount............................        $    990
Amortization 1996........................        $     82
             1995........................        $     94
             1994........................        $     80
Yield to Maturity........................           12.01%
Interest Payments........................       Semi-Annual
Sinking Fund Start Date..................         3/1/97
Sinking Fund Installments................        $ 31,500
Fiscal Year Maturity.....................          1999
Redeemable by Company after..............         3/1/92

     Under the most restrictive covenants of the 11 7/8% Senior
Subordinated
Debentures, the Company's consolidated net worth as defined must not be less than $125,000. At June 30, the Company's consolidated net worth was
$428,772. The indentures also provide restrictions on the amount of additional borrowings by the Company.

     Annual maturities of long-term debt obligations (exclusive of capital lease obligations) for each of the five years subsequent to June
30, 1996,
are as follows:  $8,357 for 1997, $30,314 for 1998, $71,455 for
1999, $9,000
for 2000, and $13,312 for 2001.

11.  PENSIONS AND POSTRETIREMENT BENEFITS
     ------------------------------------

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

     The following table provides a summary of the components of net periodic pension expense (income) for the plans:

                                              1996       1995
 1994
                                             --------   --------
- --------
Service cost of benefits earned
  during the period......................   $  3,513   $  3,917
$  3,827
Interest cost of projected benefit
  obligation.............................     14,499     14,860
 14,552
Return on plan assets....................    (39,430)   (14,526)
 (5,051)
Amortization of prior service cost.......         81         81
    126
Net amortization and deferral............     21,495     (4,341)
(15,007)
                                             -------    -------
- -------
                                                 158         (9)
 (1,553)
Net periodic pension expense (income) for
  other plans including foreign plans....       (118)        78
   (745)
                                             -------    -------
- -------
Net periodic pension expense (income)....   $     40   $     69
$ (2,298)
                                             =======    =======
=======

     Assumptions used in accounting for the plans were:

                                             1996       1995
1994
                                           --------   --------
- --------
Discount Rate............................    8.5%       8.5%
8.5%
Expected rate of increase in salaries....    4.5%       4.5%
4.5%
Expected long-term rate of return on
  plan assets............................    9.0%       9.0%
9.0%

     In Fiscal 1996, the Company recognized one-time charges of $857 from the divestiture of subsidiaries, which resulted in a recognition of prior service costs, and $84 from the early retirement window program at the Company's corporate office. The reduction in liabilities due from the cessation of future salary increases is not immediately recognizable in income, but will be used as an offset against existing unrecognized losses. The Company will have a future savings benefit from a lower net periodic pension cost due to the amortization of a smaller unrecognized loss.

     The following table sets forth the funded status and amounts recognized in the Company's consolidated balance sheets at June 30, 1996, and 1995 for the plans:

                                                June 30,      June
30,
                                                  1996
1995
                                                --------
- --------
Projected benefit obligation:
  Vested benefit obligation.................    $164,819
$168,843
  Non-vested benefits.......................       6,169
6,488
                                                 -------
- -------
  Accumulated benefit obligation............     170,988
175,331
  Effect of projected future compensation
    levels..................................         905
5,815
                                                 -------
- -------
                                                 171,893
181,146

Plan assets at fair value...................     224,692
212,477
                                                 -------
- -------
Plan assets in excess of projected benefit
  obligations...............................      52,799
31,331

Unrecognized net loss.......................      20,471
42,720
Unrecognized prior service cost.............        (354)
329
Unrecognized net transition assets..........        (608)
(190)
                                                 -------
- -------
Prepaid pension cost prior to SFAS 109
  implementation............................      72,308
74,190

Effect of SFAS 109 implementation...........     (14,648)
(14,623)
                                                 -------
- -------
Prepaid pension cost........................    $ 57,660      $
59,567
                                                 =======
=======

     Plan assets include Class A Common Stock of the Company valued at a fair market value of $11,094 and $2,763 at June 30, 1996 and 1995, respectively.
Substantially all of the plan assets are invested in listed stocks and bonds.

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

     The Company elected the immediate recognition method of adoption of SFAS
106. The unamortized portion of the overstated liability for discontinued operations was $15,172, net of tax, which more than offset a $10,904, net of tax, charge relating to the transition obligation for active employees and retirees of continuing operations. The benefit to net earnings as the cumulative effect of this accounting change was $4,268, net of tax. Included in Fiscal 1994 earnings from discontinued operations is a net charge of
$4,802, which represents the portion allocated to DME and Data for the implementation of SFAS 106. For the Fiscal year ended June 30, 1994, the effect of the changes on pretax income from continuing operations was not material.

     As a result of Rexnord's adoption of SFAS 106, effective July
1, 1993,
the Company recorded an after-tax charge of $7,481 to net earnings, which represented the Company's share of Rexnord's cumulative effect of this change in accounting, net of the related tax benefits from the charge.

     A one-time credit of $3,938, resulting from the divestitures of subsidiaries, was offset by $4,361 from DME's accumulated postretirement benefit obligation for active employees, which was transferred to CMI as part of the sale. The Company recognized the net effect of $423 as an expense in
1996.

     The Company provides health care benefits for most retired employees.
Postretirement health care expense from continuing operations totaled $779,
$701, and $1,086 for the years ended June 30, 1996, 1995 and 1994, respectively. The Company has accrued approximately $36,995 and $36,732 as of June 30, 1996 and 1995, respectively, for postretirement health care benefits related to discontinued operations. This represents the cumulative discounted value of the long-term obligation and includes interest expense of
$3,877, $3,872, and $3,873 for the years ended June 30, 1996, 1995 and 1994,
respectively. The components of expense in Fiscal 1996 and 1995 are as follows:

                                                          1996
  1995
                                                        -------
- -------
     Service cost of benefits earned...................$    281
$    321
     Interest cost on liabilities......................   4,377
  4,385
     Net amortization and deferral.....................      (2)
   (133)
                                                        -------
- -------
     Net periodic postretirement benefit cost..........$  4,656
$  4,573
                                                        =======
=======

     The following table sets forth the funded status for the Company's postretirement health care benefit plans at June 30, 1996:

                                                          1996
  1995
                                                        -------
- -------
     Accumulated postretirement benefit obligations:
       Retirees........................................$ 46,846
$ 45,970
       Fully eligible active participants..............     347
    531
       Other active participants.......................   1,887
    977
                                                        -------
- -------
     Accumulated postretirement benefit obligation.....  49,080
 47,478
     Unrecognized net loss.............................   2,086
    223
                                                        -------
- -------
     Accrued postretirement benefit liability..........$ 46,994
$ 47,255
                                                        =======
=======

     The accumulated postretirement benefit obligation was determined using a discount rate of 8.5%, and a health care cost trend rate of 7.5% and 7.0%
for pre-age-65 and post-age-65 employees, respectively, gradually decreasing to 4.75% and 5.25%, respectively, in the year 2003 and thereafter.

     Increasing the assumed health care cost trend rates by 1% would increase the accumulated postretirement benefit obligation as of June 30, 1996, by approximately $1,169, and increase the net periodic postretirement benefit cost by approximately $182 for Fiscal 1996.

12.  INCOME TAXES
     ------------

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

     As permitted under SFAS 109, prior years' financial statements have not been restated. The Company elected the immediate recognition method and recorded a $3,031 charge representing the prior years' cumulative effect, as restated for discontinued operations. Included in 1994 earnings from discontinued operations, is a net charge of $4,445 represented DME's share of the SFAS 109 implementation. These charges represents deferred taxes that had to be recorded related primarily to fixed assets, prepaid pension expenses, and inventory basis differences.

     As a result of Rexnord's adoption of SFAS 109 effective July
1, 1993,
the Company recorded an after-tax charge to net earnings of $523,000, which represented the Company's share of Rexnord's cumulative effect for this change in accounting.

     The provision (benefit) for income taxes from continuing operations is summarized as follows:

                                        1996        1995
1994
                                      --------    --------
- --------
      Current:
        Federal....................   $   (892)   $ (7,959)   $
8,550
        State......................      1,123         334
(616)
        Foreign....................        659       1,191
(570)
                                       -------     -------
- -------
                                           890      (6,434)
7,364
      Deferred:
        Federal....................     (2,016)     (2,698)
21,535
        State......................     (3,657)       (232)
243
                                       -------     -------
- -------
                                        (5,673)     (2,930)
21,778
                                       -------     -------
- -------
     Net tax provision (benefit)...   $ (4,783)   $ (9,364)   $
29,142
                                       =======     =======
=======

     The income tax provision (benefit) for continuing operations differs from that computed using the statutory Federal income tax rate of 35% for the following reasons:

                                         1996        1995
1994
                                       --------    --------
- --------
Computed statutory amount............  $ 52,086    $(14,384)   $
22,859
State income taxes, net of
  applicable Federal tax benefit.....       730         (33)
 (51)
Foreign Sales Corporation benefits...      --          --
(350)
Nondeductible acquisition valuation
  items..............................     1,283       1,374
3,817
Tax on foreign earnings, net of tax
  credits............................     1,661       2,885
(221)
Difference between book and tax
  basis of assets acquired and
  liabilities assumed................     1,040       1,366
1,366
Nontaxable gain related to the Merger   (64,618)       --
- --
Other................................     3,035        (572)
1,722
                                        -------     -------
- -------
Net tax provision (benefit)..........  $ (4,783)   $ (9,364)   $
29,142
                                        =======     =======
=======

     The following table is a summary of the significant components of the
Company's deferred tax assets and liabilities, and deferred provision or benefit for the following periods:

                                                    1996
        1995         1994
                                                     Deferred
         Deferred     Deferred
                                         June 30,  (Provision)
June 30,  (Provision)  (Provision)
                                           1996      Benefit
1995       Benefit      Benefit
                                         --------  ----------
- --------  -----------  -----------
Deferred tax assets:
  Accrued expenses...................  $  5,330    $ (1,603)    $
6,933    $ (2,006)  $  1,801
  Asset basis differences............     4,140       2,265
1,875      (4,894)    (8,927)
  Employee compensation and benefits.     5,408          36
5,372         174       (856)
  Environmental reserves.............     4,512        (737)
5,249      (1,202)      (267)
  Credit carryforwards...............     2,387        (504)
2,891        --         --
  Postretirement benefits............    19,334      (1,273)
20,607         529       (125)
  Other..............................     5,445       2,330
3,115       1,396     (3,944)
                                        -------     -------
- -------     -------    -------
                                         46,556         514
46,042      (6,003)   (12,318)
Deferred tax liabilities:
  Asset basis differences............   (23,204)     16,626
(39,830)      3,951         (9)
  Inventory..........................    (2,010)      4,684
(6,694)      3,176      1,310
  Pensions...........................   (18,243)      1,516
(19,759)      1,074         20
  Other..............................   (28,336)    (17,667)
(10,669)        732     (9,494)
                                        -------     -------
- -------     -------    -------
                                        (71,793)      5,159
(76,952)      8,933     (8,173)
                                        -------     -------
- -------     -------    -------
                                        (25,237)      5,673
(30,910)      2,930    (20,491)
Less amount related to accounting
  changes............................      --          --
 --          --        1,287
                                        -------     -------
- -------      -------   -------
Net deferred tax liability...........  $(25,237)   $  5,673
$(30,910)   $  2,930   $(21,778)
                                        =======     =======
=======     =======    =======

The amounts included in the balance sheet are as follows:

Prepaid expense and other current assets:

                                       June 30      June 30
                                         1996         1995
                                        -------      -------
  Current deferred...................  $  8,012     $  9,075
  Other current......................      --          2,783
                                        -------      -------
                                       $  8,012     $ 11,858
                                        =======      =======

Income taxes payable:
  Current deferred.................... $ 18,744     $   --
  Other current.......................   41,268         --
                                        -------      -------
                                       $ 60,012     $   --
                                        =======      =======
Noncurrent income tax liabilities:
  Noncurrent deferred................. $ 14,505     $ 39,985
  Other...............................   19,064        4,150
                                        -------      -------
                                       $ 33,569     $ 44,135
                                        =======      =======

     Domestic income taxes, less allowable credits, are provided on the unremitted income of foreign subsidiaries and affiliated companies, to the extent that such earnings are intended to be repatriated. No domestic income taxes or foreign withholding taxes are provided on the undistributed earnings of foreign subsidiaries and affiliates that are considered permanently invested, or which would be offset by allowable foreign tax credits. At June
30, 1996, the amount of domestic taxes payable upon distribution of such earnings was not significant.

     In the opinion of management, adequate provision has been made for all income taxes and interest, and any liability that may arise for prior periods will not have a material effect on the financial condition or results of operations of the Company.

13.  MINORITY INTEREST IN CONSOLIDATED SUBSIDIARIES
     ----------------------------------------------

     The Company is including $58,647 of minority interest in its balance sheet at June 30, 1996, representing approximately 40.7% of Banner's common stock effectively outstanding on a consolidated basis.

     The Company included $23,804 of minority interest on its balance sheet at June 30, 1995, representing 553,460 shares of Series C Preferred Stock of
FII. The Series C Preferred Stock was assumed by STFI and redeemed entirely as part of the Merger. (See Note 2).

14.  REDEEMABLE PREFERRED STOCK OF SUBSIDIARY
     ----------------------------------------

     The Company classified 393,801 shares of Series A Preferred
Stock of FII
as a long-term liability at June 30, 1995. The Series A Preferred
Stock was
assumed by STFI and redeemed entirely as part of the Merger.  (See
Note 2).

15.  FAIR VALUE OF FINANCIAL INSTRUMENTS
     -----------------------------------

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

     Fair values for the Company's off-balance-sheet instruments (letters of credit, commitments to extend credit, and lease guarantees) are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counter parties' credit standing.
The fair value of the Company's off-balance-sheet instruments at June 30,
1996, was not material.

     The carrying amounts and fair values of the Company's financial instruments at June 30, 1996 and June 30, 1995 are as follows:

                                                June 30, 1996
      June 30, 1995
                                             ------------------
   ------------------
                                             Carrying     Fair
   Carrying     Fair
                                              Amount      Value
    Amount      Value
                                             --------     -----
   --------     -----
  Cash and cash equivalents...............   $ 36,112    $ 36,112
   $ 64,174    $ 64,174
  Investment Securities:
    Short-term equity securities..........     10,361      10,361
      3,968       3,968
    Short-term other investments..........         66          97
         77         111
    Long-term limited partnerships........         93          93
        346         346
  Notes Receivable:
    Current...............................    170,384     170,384
       --          --
    Long-term.............................      2,666       2,666
       --          --
  Short-term debt.........................     76,321      76,321
      5,448       5,448
  Long-term debt:
    Bank credit agreement.................    112,500     112,500
    126,396     126,396
    Subordinated debentures and senior
      notes...............................     85,769      85,091
    213,687     212,912
    Industrial revenue bonds..............      1,500       1,500
      1,500       1,500
    Capitalized leases....................         65          65
      1,253       1,253
    Other.................................      2,756       2,756
      4,788       4,788
  Minority interest in Banner.............     58,647      79,855
       --          --
  Minority interest in FII................       --          --
     23,804      20,755
  Redeemable preferred stock of subsidiary       --          --
     17,722      14,571

16.  RESTRUCTURING CHARGES
     ---------------------

     In Fiscal 1996 and 1994, the Company recorded the restructuring charges in the Aerospace Fasteners segment in the categories shown below. Except for the costs included in the other category (see note (d) below), all costs classified as restructuring were the direct result of formal plans to close plants, to terminate employees, or to exit product lines. Substantially all of these plans have been executed. Other than a reduction in the Company's existing cost structure and manufacturing capacity, none of the restructuring charges resulted in future increases in earnings or represented an accrual of future costs. The costs included in restructuring were predominately non-recurring in nature.

SIGNIFICANT COMPONENTS                             1996      1994
- ----------------------                            ------    ------
Write off of goodwill related to discontinued
  product lines................................. $  --     $ 6,959
Write down of inventory to net realizable value
 related to discontinued product lines (a)......     156     2,634
Write down of fixed assets related to
 discontinued product lines.....................     270     3,000
Severance benefits for terminated employees
 (substantially all paid within twelve months)..   1,368       471
Plant closings facility costs (b)...............     389       851
Relocation of business from closed plant in
 New Jersey to California (c)...................    --       1,795
Contract termination claims.....................     136       128
Other (d).......................................    --       3,022
                                                  ------    ------
                                                 $ 2,319   $18,860
                                                  ======    ======

(a)  Write down was required because product line was discontinued.
(b) Includes lease settlements, write offs of leasehold improvements, maintenance, restorations and clean up costs.
(c) Principally consists of costs to move equipment, inventory, tooling and personnel.
(d) Includes costs associated with a requalification of product lines by a customer, nonrecurring costs of cellularization and reengineering of manufacturing processes and methods.

17.  UNUSUAL ITEMS
     -------------

     On January 17, 1994, the Company's Chatsworth, California
Aerospace
Fasteners manufacturing facility suffered extensive damage from the Southern
California earthquake. As a result, the Company relocated the Chatsworth manufacturing operations to its other Southern California facilities. This disruption caused increased costs and reduced revenues in Fiscal 1994, and has negatively affected Fiscal 1995 as well. While the Company carries insurance for both business interruption and property damage caused by earthquakes, the policy has a 5% deductible. The Company recorded an unusual pretax loss of $4,000 in Fiscal 1994 to cover the estimated net cost of the damages and related business interruption caused by the earthquake. In addition, the Company recorded a write down of $2,000 in Fiscal 1994, relating to this real estate which is now included in net assets held for sale.

18.  RELATED PARTY TRANSACTIONS
     --------------------------

     Corporate office administrative expense recorded by FHC and its predecessors was billed to the Company on a monthly basis during 1996, 1995 and 1994. These costs represent the cost of services incurred on behalf of the Company. In addition, TFC billed the Company for services performed by
TFC on behalf of the Company in 1996 and 1995. The Company has reimbursed
FHC and TFC for these services.

     The Company and its wholly-owned subsidiaries has entered into a tax sharing agreement with TFC whereby the Company is included in the consolidated federal income tax return of TFC. The Company makes payments to
TFC based on the amount of federal income taxes, if any, it would have paid had it filed a separate federal income tax return.

     The Industrial Products segment had intercompany sales to direct subsidiaries of TFC, the Company's parent, of $2,345 and $5,468 in 1996 and
1995, respectively. These sales are included in the total revenues of the
Company.

     Prior to the consolidation of Banner on February 25, 1996, the Aerospace
Fasteners segment had sales to Banner Aerospace, Inc. a 47.2% affiliate of the Company, of $3,663, $5,494 and $5,680 in 1996, 1995 and 1994,
respectively.

19.  COMMITMENTS AND CONTINGENCIES
     -----------------------------

     Lease Commitments
     -----------------

     The Company holds certain of its facilities and equipment under long-term leases. The minimum rental commitments under non-cancelable operating leases with lease-terms in excess of one year for each of the five years following June 30, 1996, was $5,935 for 1997, $3,638 for 1998,
$2,722 for
1999, $1,415 for 2000, and $1,235 for 2001.  Commitments under capital leases
were not significant to the accompanying financial statements. Rental expense on operating leases from continuing operations for Fiscal 1996, 1995 and 1994 was $6,197, $6,695 and $6,007, respectively.

CL Motor ("CL") Freight Litigation
- ----------------------------------

     The Workers Compensation Bureau of the State of Ohio is seeking reimbursement from the Company for up to $5,400 for CL workers compensation claims which were insured under a self-insured program of CL. The Company has contested a significant portion of this claim.

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

     As of June 30, 1996, the consolidated total recorded liabilities of the
Company for environmental matters totalled $11,287, which represented the estimated probable exposures for these matters. It is reasonably possible that the Company's total exposure for these matters could be approximately
$19,118.

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

20.  BUSINESS SEGMENT INFORMATION
     ----------------------------

     The Company's operations were conducted in four principal business segments during Fiscal 1996. The Aerospace Fasteners segment includes the manufacture of high performance specialty fasteners and fastening systems.
The Aerospace Distribution segment distributes a wide range of aircraft parts and related support services to the aerospace industry. The Industrial
Products segment is primarily engaged in the designing and manufacturing of wet processing tools, equipment and systems. The Communications Services segment provides telecommunication services to office buildings and sells, installs and maintains telecommunications systems for business and government customers.

     Identifiable assets represent assets that are used in the Company's operations in each segment at year end. Corporate assets are principally in cash, marketable securities, prepaid pension costs, assets held for sale, and property maintained for general corporate purposes.

     The Company's financial data by business segment is as follows:

                                          1996         1995
 1994
                                       ---------    ---------
- ---------
Sales by Business Segment:
  Aerospace Fasteners..............    $ 218,059    $ 215,364    $
203,456
  Aerospace Distribution (c).......      129,973         --
   --
  Industrial Products..............       64,445       40,588
   --
  Communications Services..........       91,290      108,710
 74,190
  Eliminations (a).................       (5,842)        --
   --
                                       ---------    ---------
- ---------
Total Segment Sales................    $ 497,925    $ 364,662    $
277,646
                                       =========    =========
=========
Operating Income (Loss) by Segment:
  Aerospace Fasteners (b)..........    $     135    $ (11,497)   $
(32,208)
  Aerospace Distribution (c).......        5,625         --
   --
  Industrial Products..............          749       (4,882)
   --
  Communications Services..........       14,561       18,498
 16,483
                                       ---------    ---------
- ---------
Total Segment Operating Income.....       21,070        2,119
(15,725)

  Corporate Administrative Expense.      (10,319)      (9,902)
 (8,023)
  Other Corporate Income (Expense).       (1,013)        (321)
  3,194
                                       ---------    ---------
- ---------
Total Consolidated Operating
  Income (Loss)....................    $   9,738    $  (8,104)   $
(20,554)
                                       =========    =========
=========
Capital Expenditures:
  Aerospace Fasteners..............    $   3,841    $   4,974    $
 4,320
  Aerospace Distribution...........        1,556         --
   --
  Industrial Products..............        1,122          491
   --
  Communications Services..........        8,500       10,349
  7,775
  Corporate and Other..............           89          398
    126
                                       ---------    ---------
- ---------
Total Capital Expenditures.........    $  15,108    $  16,212    $
12,221
                                       =========    =========
=========
Depreciation and Amortization:
  Aerospace Fasteners..............    $  14,916    $  15,619    $
14,373
  Aerospace Distribution...........        1,341         --
   --
  Industrial Products..............          865          423
   --
  Communications Services..........        8,064       10,329
  8,948
  Corporate and Other..............        3,385        3,427
  3,489
                                       ---------    ---------
- ---------
Total Depreciation and Amortization    $  28,571    $  29,798    $
26,810
                                       =========    =========
=========
Identifiable Assets at June 30,:
  Aerospace Fasteners..............    $ 252,200    $ 290,465    $
306,008
  Aerospace Distribution...........      329,477         --
   --
  Industrial Products..............       31,786       32,761
 16,722
  Communications Services..........         --        108,666
 79,087
  Corporate and Other..............      448,065      437,552
461,463
                                       ---------    ---------
- ---------
Total Identifiable Assets..........   $1,061,528    $ 869,444    $
863,280
                                       =========    =========
=========

(a) - Intersegment eliminations includes $5,819 of sales from the Aerospace
Fasteners segment to the Aerospace Distribution segment and $23 of sales from the Aerospace Distribution segment to the Aerospace Fasteners segment.

(b) - Includes charges to reflect the cost of restructuring of $2,319 and
$18,860 in Fiscal 1996 and 1994, respectively, and an unusual loss from earthquake damage and business interruption of $4,000 in Fiscal
1994.

(c) - The Company became the majority shareholder of Banner
Aerospace, Inc.
on February 25, 1996 and, accordingly, began consolidating their results as of then.

21.  FOREIGN OPERATIONS AND EXPORT SALES
     -----------------------------------

     The Company's operations are located primarily in the United
States and
Europe. Inter-area sales are not significant to the total sales of any geographic area. The Company's financial data by geographic area is as follows:

                                         1996         1995
1994
                                       ---------    ---------
- ---------
Sales by Geographic Ares:
  United States....................   $  393,749   $  283,879   $
234,626
  Europe...........................      103,798       79,988
 41,988
  Other............................          378          795
  1,032
                                       ---------    ---------
- ---------
Total Sales                           $  497,925   $  364,662   $
277,646
                                       =========    =========
=========
Operating Income by Geographic Area:
  United States....................   $   15,360   $    2,307   $
(20,495)
  Europe...........................        5,858         (225)
  4,839
  Other............................         (148)          37
    (69)
                                       ---------    ---------
- ---------
Total Segment Operating Income.....   $   21,070   $    2,119   $
(15,725)
                                       =========    =========
=========
Identifiable Assets by Geographic
Area at June 30,:
  United States....................   $  546,147   $  355,387   $
339,385
  Europe...........................       74,272       81,328
 47,654
  Other............................         --            892
    908
  Corporate and other assets.......      441,109      431,837
475,333
                                       ---------    ---------
- ---------
Total Identifiable Assets..........   $1,061,528   $  869,444   $
863,280
                                       =========    =========
=========

     Export sales are defined as sales to customers in foreign countries by the Company's domestic operations. Export sales amounted to the following:

(In thousands)
                                         1996         1995
1994
                                       ---------    ---------
- ---------
Export Sales
  Europe...........................   $   27,330   $   13,329   $
  9,440
  Asia.............................       20,878        5,666
  2,661
  Canada...........................        8,878        2,810
  2,953
  Other............................        8,565          911
    792
                                       ---------    ---------
- ---------
Total Export Sales.................   $   65,651   $   22,716   $
 15,846
                                       =========    =========
=========
</TABLE?
22.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
     -------------------------------------------

                                    First    Second     Third
Fourth
(In thousands)                     Quarter   Quarter   Quarter
Quarter
                                   --------  --------  --------
- --------
1996:
  Sales........................... $107,603  $102,920  $137,014
$150,388
  Gross profit....................   23,257    22,887    29,204
39,976
  Earnings (loss) from continuing
    operations....................   (2,208)   (5,952)  160,585
 1,174
  Earnings from discontinued
    operations, net...............    3,870     3,420     1,769
   127
  Gain (loss) on disposal of
    discontinued operations, net..      (13)      (14)   61,286
(7,486)
  Extraordinary items, net........     --        --     (10,436)
  --
  Net earnings (loss).............    1,649    (2,546)  213,204
(6,185)
1995:
  Sales........................... $ 78,905  $ 81,849  $102,982
$100,926
  Gross profit....................   18,103    13,816    18,820
14,358
  Loss from continuing operations.   (5,309)   (7,119)   (8,160)
(10,770)
  Earnings from discontinued
    operations, net...............    2,997     3,193     4,389
 3,039
  Loss on disposal of discontinued
    operations, net...............      (25)      (25)     (215)
   (25)
  Net loss........................   (2,337)   (3,951)   (3,986)
(7,756)

     Earnings (loss) from continuing operations in the fourth quarter of
Fiscal 1995, includes adjustments to inventories and receivables of the
Company's Aerospace Fasteners Segment, to reflect required valuation allowances against these assets. Charges to reflect the cost of restructuring the Company's Aerospace Fasteners Segment, of $285, $959 and
$1,075 in the second, third and fourth quarters of Fiscal 1996, respectively, are included in earnings (loss) from continuing operations.

     The third quarter of Fiscal 1996 includes non-recurring income of
$162,544, primarily from the gain on the merger of FCSC with STI.


     Earnings from discontinued operations includes the results of DME and
Data in each quarter.

     Extraordinary items relate to the early extinguishment of debt by the
Company.  (See Note 2).

     The Fiscal 1995 four quarters and the Fiscal 1996 first quarter data varies from that previously reported in each of those quarters' respective
Form 10-Q filings, and have been restated to reflect the sale of DME and
Data. (See Note 5). The previously reported Fiscal 1996 quarters were restated for adjustments to inventory reserves, which resulted in additional income (expense), net of tax, of $(1,138), $(453) and $494 in the first, second, and third quarters of Fiscal 1996, respectively.

                   Report of Independent Public Accountants
                   ----------------------------------------


To RHI Holdings, Inc.:

We have audited the accompanying consolidated balance sheets of RHI
Holdings,
Inc. (a Delaware corporation and wholly-owned subsidiary of The
Fairchild
Corporation and formerly known as Rexnord Holdings Inc.) and subsidiaries as of June 30, 1996 and 1995, and the related consolidated statements of earnings, stockholder's equity, and cash flows for the years ended June 30,
1996, 1995 and 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of RHI Holdings, Inc. and subsidiaries as of June 30, 1996 and 1995, and the results of their operations and their cash flows for the years ended June 30, 1996, 1995 and
1994, in conformity with generally accepted accounting principles.

As discussed in Notes 11 and 12 to the consolidated financial statements, effective July 1, 1993, the Company changed its methods of accounting for postretirement benefits other than pensions, and income taxes.




                                        Arthur Andersen LLP

Washington, D.C.
September 4, 1996

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

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
- ------------------------------------------------------------

     Item 10 of Form 10-K is omitted in accordance with General
Instruction
J(2)(c), Omission of Information by Certain Wholly-owned
Subsidiaries.

ITEM 11.  EXECUTIVE COMPENSATION
- --------------------------------

     Item 11 of Form 10-K is omitted in accordance with General
Instruction
J(2)(c), Omission of Information by Certain Wholly-owned
Subsidiaries.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT
- -----------------------------------------------------------------
- -------

     Item 12 of Form 10-K is omitted in accordance with General
Instruction
J(2)(c), Omission of Information by Certain Wholly-owned
Subsidiaries.

ITEM 13.  CERTAIN RELATIONSHIP AND RELATED TRANSACTIONS
- -------------------------------------------------------

     Item 10 of Form 10-K is omitted in accordance with General
Instruction
J(2)(c), Omission of Information by Certain Wholly-owned
Subsidiaries.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
FORM 8-K
- -----------------------------------------------------------------
- ----------

The following documents are filed as a part of this Form 10-K:


(a)(1)  Financial Statements

        All financial statements of the registrant as set forth under Item 8 of this report on Form 10-K.

(a)(2)  Financial Statement Schedules and Independent Auditors'
Report

    Schedule Number               Description
Page Number
    ---------------               -----------
- -----------

         II            Valuation and Qualifying Accounts
 74



All other schedules are omitted because they are not required, are inapplicable, or the information is included in the consolidated financial statements or notes thereto.

                  Report of Independent Public Accountants
                  ----------------------------------------


To RHI Holdings, Inc.:

We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of RHI Holdings, Inc. and subsidiaries included in this Form 10-K and have issued our report thereon dated September
4, 1996. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index on the preceding page is the responsibility of the Company's management and is presented for the purpose of complying with the Securities and
Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.




                                          Arthur Andersen LLP

Washington, D.C.
September 4, 1996

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

10(a)(iii) Amendment No. 3, dated as of December 23, 1993, to
Restated
           and Amended Credit Agreement dated as of July 27, 1992
           (incorporated by reference in the 1994 10-K).

10(a)(iv)  Amendment No. 4, dated as of March 31, 1994, to Restated
           and Amended Credit Agreement dated as of July 27, 1992
           (incorporated by reference in the 1994 10-K).

10(a)(v) Amendment No. 5, dated as of July 29, 1994, Restated and Amended Credit Agreement dated as of July 27, 1992
           (incorporated by reference in the 1995 10-K).

10(a)(vi)  Amendment No. 6, dated as of October 15, 1994, to
Restated and
           Amended Credit Agreement dated as of July 27, 1992
           (incorporated by reference in the 1995 10-K).

10(a)(vii) Amendment No. 7, dated as of January 18, 1995, to
Restated and
           Amended Credit Agreement dated as of July 27, 1992
           (incorporated by reference in the 1995 10-K).

10(a)(viii)Amendment No. 8, dated as of February 15, 1995, to
Restated and
           Amended Credit Agreement dated as of July 27, 1992
           (incorporated by reference in the 1995 10-K).

10(a)(ix) Amendment No. 9, dated as of May 25, 1995, to Restated and
           Amended Credit Agreement dated as of July 27, 1992
           (incorporated by reference in the 1995 10-K).

10(a)(x)   Amendment No. 10, dated as of June 30, 1995, to Restated
and
           Amended Credit Agreement dated as of July 27, 1992
           (incorporated by reference in the 1995 10-K).

*10(a)(xi) Amendment No. 11, dated as of September 6, 1995, to
Restated and
           Amended Credit Agreement dated as of July 17, 1992.

*10(a)(xii)Amendment No. 12, dated as of January 12, 1996, to
Restated and
           Amended Credit Agreement dated as of July 27, 1992.

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

10(a)(b)   Agreement and Plan of Merger dated as of November 9,
1995 by and
           among The Fairchild Corporation, RHI, FII and Shared
Technologies,
           Inc. ("STI Merger Agreement") (incorporated by reference from the
           Registrant's Form 8-K dated as of November 9, 1995).

10(a)(b)(i)  Amendment No. 1 to STI Merger Agreement dated as of
February 2,
           1996 (incorporated by reference from the Registrant's
Form 8-K
           dated as of March 13, 1996).

10(a)(b)(ii)  Amendment No. 2 to STI Merger Agreement dated as of
February
           23, 1996 (incorporated by reference from the Registrant's Form 8-K dated as of March 13, 1996).

10(a)(b)(iii)  Amendment No. 3 to STI Merger Agreement dated as of
March 1,
           1996 (incorporated by reference from the Registrant's
Form 8-K
           dated as of March 13, 1996).


10(a)(c)   Asset Purchase Agreement dated as of January 23, 1996,
between
           The Fairchild Corporation, RHI and Cincinnati Milacron,
Inc.
           (incorporated by reference from the Registrant's Form
8-K dated
           as of January 26, 1996).

*10(a)(d)  Credit Agreement dated as of March 13, 1996, among
Fairchild
           Holding Corporation ("FHC"), Citicorp USA, Inc. and certain financial institutions.

*10(a)(e)  Restated and Amended Credit Agreement dated as of May
27, 1996,
           (the "RHI Credit Agreement"), among RHI, Citicorp USA,
Inc. and
           certain financial institutions.

*10(a)(e)(i)  Amendment No. 1 dated as of July 29, 1996, to the RHI
Credit
           Agreement dated as of May 27, 1996.

*10(a)(f)  Restated and Amended Credit Agreement dated as of July
26, 1996,
           (the "FHC Credit Agreement"), among FHC, Citicorp USA,
Inc. and
           certain financial institutions.

 10(a)(g)  Stock Exchange Agreement between The Fairchild
Corporation and
           Banner Aerospace, Inc. pursuant to which the Registrant
exchanged
           Harco, Inc. for shares of Banner Aerospace, Inc.
(incorporated
           by reference to the Banner Aerospace, Inc. Definitive
Proxy
           Statement dated and filed with the SEC on February 23,
1996
           with respect to the Special Meeting of Shareholders of Banner Aerospace, Inc. held on March 12, 1996).

*10(a)(h)  Employment Agreement between RHI Holdings, Inc., and
Jacques
           Moskovic, dated as of December 29, 1994.

*10(a)(i)  Employment Agreement between RHI Holdings, Inc., and
Jacques
           Moskovic, dated as of December 29, 1994.

*21        List of subsidiaries of RHI Holdings, Inc.

*27        Financial Data Schedules.

28(a)      Form 11-K Annual Report of the Rexnord Savings and
Investment
           Plan for the year ended December 31, 1987 (incorporated by reference to 1988 Form 10-K).

99(a)      Registrant's press release, dated December 23, 1993
           (incorporated by reference to Registrant's Current
Report on
           Form 8-K dated December 23, 1993).

99(b) Financial statements, related notes thereto, financial statement schedules, and Auditors' Reports of Banner
Aerospace,
           Inc. for the fiscal year ended March 31, 1996
(incorporated by
           reference to Banner Aerospace, Inc.'s Form 10-K for fiscal year ended March 31, 1996).
* Filed herewith


(b)        Reports on Form 8-K

           There were no reports on Form 8-K filed during the last quarter of 1994 fiscal year.

28(c)      Financial statements, related notes thereto, financial
statements
           schedules, and Auditors.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                RHI HOLDINGS, INC.

                                Registrant



                                By:  Michael T. Alcox
                                     Vice President and
                                     Chief Financial Officer

Date:  September 26, 1996

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated:

     Name, Title, Capacity                        Date
     ---------------------                        ----

     Jeffrey J. Steiner
     -------------------------------             September 26, 1996
     Chairman, Chief Executive
     Officer, President and Director

     Michael T. Alcox
     -------------------------------             September 26, 1996
     Senior Vice President, Chief
     Financial Officer and Director

     Frederick W. McCarthy
     -------------------------------             September 26, 1996
     Director

     Irving Levine
     -------------------------------             September 26, 1996
     Director

                               RHI HOLDINGS, INC.
               SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                 (In thousands)


     Changes in allowance for doubtful accounts are as follows:

                                  For the years ended June 30,
                                  ---------------------------
                                   1996       1995       1994
                                  -----      -----      -----
Beginning balance............    $3,776     $2,130     $  929
Charged to costs and expenses     2,031      1,837        360
Charged to other accounts (1)     1,977        (90)     1,329
Amounts written off..........    (1,713)      (101)      (488)
                                  -----      -----      -----
Ending balance...............    $6,071     $3,776     $2,130
                                  =====      =====      =====


(1) Recoveries of amounts written off in prior periods and foreign currency translation. Included in Fiscal 1996 is $2,348 relating to the consolidation of Banner Aerospace, Inc. and $(309) from the deconsolidation of the Fairchild Communications Services
Company
    resulting from the Merger. Included in Fiscal 1994 is $1,179 relating to the acquisition of a subsidiary.