Form 10-Q
period 1996-09-29
RHI HOLDINGS INC
filed 1996-11-13
CIK 83573

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                             --------------------
                                   FORM 10-Q
                             --------------------

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 29, 1996

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

                   Washington Dulles International Airport
                    300 West Service Road, P.O. Box 10803
                          Chantilly, Virginia 20153
                   ---------------------------------------
                   (Address of principal executive offices)
                                  (Zip Code)

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

                                                        Outstanding at
Class                                                 September 29, 1996
-----                                                 ------------------
Common Stock, $1.00 par value                               100,000

Registrant meets the conditions set forth in general instructions H(1)(a) and
(b) of Form 10-Q and is therefore filing this form with reduced disclosure format.

             RHI HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES*

                                    INDEX

PART I.     FINANCIAL INFORMATION                                       Page

            Item 1.    Financial Statements

                       Condensed Consolidated Balance Sheets as of
                       September 29, 1996 (Unaudited) and June
                       30, 1996                                           3

                       Consolidated Statements of Earnings for
                       the Three Months Ended September 29, 1996
                       and October 1, 1995 (Unaudited)                    5

                       Condensed Consolidated Statements of Cash
                       Flows for the Three Months Ended September 29,
                       1996 and October 1, 1995 (Unaudited)               6

                       Notes to Condensed Consolidated Financial
                       Statements (Unaudited)                             7


            Item 2.    Management's Discussion and Analysis
                       of Results of Operations and Financial
                       Condition                                         14

PART II.    OTHER INFORMATION

            Item 1.    Legal Proceedings                                 22

            Item 6.    Exhibits and Reports on Form 8-K                  22


*For purposes of Part I of this Form 10-Q, the term "Company" means RHI
 Holdings, Inc., and its subsidiaries, unless otherwise indicated. For purposes of Part II, the term "Company" means RHI Holdings, Inc. unless otherwise indicated.

                       PART 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements

             RHI HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES
                  CONDENSED CONSOLIDATED BALANCE SHEETS
                             (In thousands)
                                               September 29,     June 30,
ASSETS                                             1995            1996
------                                         ------------    ------------
                                                (Unaudited)         (*)
Current Assets:
Cash and cash equivalents, $5,379 and $6,761
  restricted.................................    $115,368       $  36,112
Short-term investments.......................       9,759          10,427
Accounts receivable-trade, less allowances
  of $6,117 and $6,071.......................      97,389          96,488
Notes Receivable.............................        --           170,384
Inventories:
   Finished goods............................     253,278         235,859
   Work-in-process...........................      16,744          16,294
   Raw materials.............................      14,054          18,586
                                                  -------       ---------
                                                  284,076         270,739

Prepaid expenses and other current assets....      22,755          20,248
                                                  -------       ---------
Total Current Assets.........................     529,347         604,398

Property, plant and equipment net of
  accumulated depreciation of $79,121 and
  $76,183....................................      86,083          87,281

Net assets held for sale.....................      45,034          43,609
Cost in excess of net assets acquired,
  (Goodwill) less accumulated amortization of
  $32,199 and $31,119........................     134,352         135,241
Investments and advances, affiliated
  companies..................................     125,553         120,890
Prepaid pension assets.......................      56,518          57,660
Other assets.................................      12,491          12,449
                                                  -------       ---------
Total Assets.................................    $989,378      $1,061,528
                                                  =======       =========


*Condensed from audited financial statements.


The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

             RHI HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES
                  CONDENSED CONSOLIDATED BALANCE SHEETS
                             (In thousands)
<CAPTIONI>
                                               September 29,      June 30,
LIABILITIES AND STOCKHOLDER'S EQUITY               1996            1996
------------------------------------           -------------   ------------
                                                (Unaudited)         (*)
Current Liabilities:
Bank notes payable and current maturities
 of long-term debt...........................    $ 11,243      $   84,678
Accounts payable.............................      50,275          64,486
Other accrued liabilities....................      67,364          74,987
Income taxes.................................      17,199          60,012
                                                  -------       ---------
Total Current Liabilities....................     146,081         284,163


Long-term debt, less current maturities......     223,597         194,233
Other long-term liabilities..................      16,104          17,692
Retiree health care liabilities..............      44,128          44,452
Noncurrent income taxes......................      73,488          33,569
Minority interest in subsidiaries............      59,433          58,647
                                                  -------       ---------
Total Liabilities............................     562,831         632,756

Stockholder's Equity:

Common Stock.................................         100             100
Preferred Stock..............................         100             100
Paid-in capital..............................     229,260         229,260
Retained earnings............................     176,675         183,355
Cumulative translation adjustment............       3,311           2,751
Net unrealized holding gain on available-for-
 sale securities.............................      17,101          13,206
                                                  -------       ---------
Total Stockholder's Equity...................     426,547         428,772
                                                  -------       ---------
Total Liabilities and Stockholder's Equity...    $989,378      $1,061,528
                                                  =======       =========





* Condensed from audited financial statements.




The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

             RHI HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited)
                             (In thousands)
                                                    Three Months Ended
                                                September 29,    October 1,
                                                    1996           1995
                                                -------------    ----------
                                                                     (*)
Revenue:
  Net sales of products.....................       $145,894       $ 87,692
  Revenues from services....................           --           19,911
  Other income, net.........................            209            318
                                                    -------        -------
                                                    146,103        107,921
Costs and Expenses:
  Cost of goods sold........................        106,306         70,573
  Cost of services..........................           --           13,773
  Selling, general & administrative.........         34,933         19,378
  Research and development..................             23             21
  Amortization of goodwill..................          1,080          1,173
                                                    -------        -------
                                                    142,342        104,918

Operating income............................          3,761          3,003

Interest expense............................          8,705         11,468
Interest income.............................         (2,308)        (1,385)
                                                    -------        -------
Net interest expense........................          6,397         10,083

Investment income (loss), net...............           (375)         1,995
Equity in earnings of affiliates............          1,994          1,915
Minority interest...........................           (785)          (541)
                                                    -------        -------
Loss from continuing operations before taxes         (1,802)        (3,711)

Income tax benefit..........................            122          1,503
                                                    -------        -------
Loss from continuing operations.............         (1,680)        (2,208)
Earnings from discontinued operations, net..           --            3,870
Loss on disposal of discontinued
  operations, net...........................           --              (13)
                                                    -------        -------
Net loss....................................       $ (1,680)      $  1,649
                                                    =======        =======

(*) Restated for discontinued operations.  (See Note 3).


The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

             RHI HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES
        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                               (In thousands)
                                                   Three Months Ended
                                                September 29,    October 1,
                                                    1996           1995
                                                ------------   ------------
                                                                    (*)
Cash flows provided by (used for)
  Operations:
    Net earnings (loss).....................    $ (1,680)       $  1,649
    Depreciation and amortization...........       4,931           7,612
    Accretion of discount on long-term
      liabilities...........................         839             862
    Minority interest.......................         785             598
    Distributed (undistributed) earnings of
      affiliates, net.......................       1,290          (1,915)
    Changes in assets and liabilities.......     (48,782)        (16,738)
    Non-cash charges and working capital
      charges of discontinued operations....        --               539
                                                 -------         -------
    Net cash used for operations............     (42,617)         (7,393)

  Investments:
    Collections on notes receivable from
      operations sold.......................     173,719            --
    Purchase of property, plant and
      equipment.............................      (2,131)         (3,477)
    Changes in net assets held for sale.....      (1,230)           (677)
    Other, net..............................          20            (200)
    Investing activities of discontinued
      operations............................       --               (349)
                                                 -------         -------
    Net cash provided by (used for)
      investments...........................     170,378          (4,703)

  Financing:
    Proceeds from issuance of debt..........      33,473           2,618
    Debt repayments and repurchase of
      debentures, net.......................     (77,566)         (2,916)
    Payment of dividends....................      (5,000)        (10,000)
                                                 -------         -------
    Net cash used for financing.............     (49,093)        (10,298)

Effect of exchange rate changes on cash.....         588            (310)
Net increase (decrease) in cash.............      79,256         (22,704)
Cash and cash equivalents, beginning of
    period..................................      36,112          64,174
                                                 -------         -------
Cash and cash equivalents, end of period....    $115,368        $ 41,470
                                                 =======         =======


(*) Restated for discontinued operations.  (See Note 3).


The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

             RHI HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
               (In thousands, except per share information)


Note 1 - Financial Statements

     The consolidated balance sheet as of September 29, 1996 and the consolidated statements of earnings and cash flows for the three months ended September 29, 1996 and October 1, 1995 have been prepared by the Company, without audit. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 29, 1996 and for all periods presented, have been made. Prior period financial information has been restated for discontinued operations, which includes the D-M-E Company ("DME") and Fairchild Data Corporation ("Data"). The balance sheet at June 30, 1996 was also condensed from the audited financial statements as of that date.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 1996 Form 10-K and Banner Aerospace, Inc.'s March 31, 1996 Form 10-K. The results of operations for the period ended September 29, 1996 are not necessarily indicative of the operating results for the full year. Certain amounts in prior years' quarterly financial statements have been reclassified to conform to the current presentation.

Note 2 - Merger Agreement

     The Company, The Fairchild Corporation("TFC", the Company's parent) and Fairchild Industries, Inc. ("FII", the Company's subsidiary), entered into an Agreement and Plan of Merger dated as of November 9, 1995 (as amended, the "Merger Agreement") with Shared Technologies Inc. ("STI"). On March 13, 1996, in accordance with the Merger Agreement, STI has succeeded to the telecommunications systems and services business operated by the Company's Fairchild Communications Services Company ("FCSC").

     The transaction was effected by a Merger of FII with and into STI (the "Merger") with the surviving company renamed Shared Technologies Fairchild Inc. ("STFI"). Prior to the Merger, FII transferred all of its assets to, and all of its liabilities were assumed by Fairchild Holdings Corporation ("FHC"), a wholly owned subsidiary of the Company, except for the assets and liabilities of FCSC, and $223,500 of the FII's existing debt and preferred stock. As a result of the Merger, the Company received shares of Common Stock and Preferred Stock of STFI representing approximately a 41% ownership interest in STFI.

Note 3 - Discontinued Operations

     On February 22, 1996, pursuant to the Asset Purchase Agreement dated January 26, 1996, the Company, through one of its subsidiaries, completed the sale of certain assets, liabilities and the business of DME to Cincinnati Milacron Inc. ("CMI"), for a sales price of approximately $244,331, as adjusted. The sales price consisted of $74,000 in cash, and two 8% promissory notes in the aggregate principal amount of $170,331 (together, the "8% CMI Notes"). On July 29, 1996, CMI paid in full the 8% CMI Notes.

     On January 27, 1996, FII completed the sale of Data to SSE Telecom, Inc. ("SSE") for book value of approximately $4,400 and 100,000 shares of SSE's common stock valued at $9.06 per share, or $906, at January 26, 1996, and warrants to purchase an additional 50,000 shares of SSE's common stock at $11.09 per share. In addition, the Company has an opportunity to earn an additional 100,000 shares based on the future performance of SSE during the twelve months following the date of sale.

     Accordingly, DME and Data have been accounted for as discontinued operations and the prior period financial statements have been restated to reflect the discontinuance of these companies. The combined net sales of DME and Data totaled $45,867 for the first quarter of Fiscal 1996. Net earnings from discontinued operations was $3,870 in the quarter ended October 1, 1995.

Note 4 - Majority Interest Business Combination

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

Note 5 - Pro forma Financial Statements

     The Following unaudited pro forma information for the three months ended October 1, 1995, provides the results of the Company's operations as though
(i) the disposition of DME and Data, (ii) the Merger of FCSC, and (iii) the transfer of Harco to Banner, resulting in the consolidation of Banner, had been in effect since the beginning of the period. The pro forma information is based on the historical financial statements of the Company, DME, Data, FCSC and Banner, giving effect to the aforementioned transactions. In preparing the pro forma data, certain assumptions and adjustments have been made which (i) reduce interest expense for revised debt structures, (ii) increase interest income for notes receivable, (iii) reduce minority interest from Series C Preferred Stock of FII being redeemed, and (iv) adjust equity in earnings of affiliates to include the estimated results of STFI.

     The following unaudited pro forma financial information is not necessarily indicative of the results of operations that actually would have occurred if the transactions had been in effect since the beginning of the Fiscal 1996 period, nor is it necessarily indicative of future results of the Company.

                                           Three Months Ended
                                             October 1, 1995
                                           ------------------
Sales...................................         $141,097
Earnings from continuing operations.....            1,270
Net earnings............................            1,257

     The pro forma financial information has not been adjusted for non-recurring income or expense and gains from disposal of discontinued operations that have been or are expected to be incurred from these transactions within the ensuing year.

Note 6 - Summarized Statement of Earnings Information

     The following table presents summarized historical financial information on a combined 100% basis of the Company's principal investments, which are accounted for using the equity method.

                                                   Three Months Ended
                                               ---------------------------
                                               September 29,  October 1,
                                                   1996           1995
                                               ------------   ------------
Net sales.................................       $ 80,037       $ 98,654
Gross profit..............................         34,997         29,982
Earnings from continuing operations.......          4,052          6,511
Net earnings..............................          4,052          6,511

     The Company owns approximately 26.7% of Nacanco common stock. The Company recorded equity earnings of $1,560 and $1,525 from this investment for the three months ended September 29, 1996 and October 1, 1995, respectively.

    Since March 13, 1996, as a result of the Merger in which the Company received a 41% interest in STFI, the Company has accounted for its investment in STFI using the equity method. Prior to March 13, 1996, the Company consolidated the results of FCSC, which was merged into STFI (see Note 2). The Company recorded equity earnings of $434 during the three months ended September 29, 1996.

     On September 29, 1996, the Company's investments in STFI consisted of
(i) $21,081 carrying value for the $25,000 face value 6% cumulative Convertible Preferred Stock, (ii) 9,626 carrying value for the $20,000 face value Special Preferred Stock, and (iii) $(89) carrying value for 6,200,000 shares of common stock of STFI. At the close of trading on September 29, 1996, STFI's common stock was quoted at $7.50 per share. Based on this price, the Company's investment in STFI common stock had an approximate market value of $46,500.

     Effective February 25, 1996, the Company increased its percentage of ownership of Banner Common Stock from 47.2% to approximately 59.3%. Since February 25, 1996, the Company is consolidating Banner's results. Prior to February 25, 1996, the Company accounted for its investment in Banner using the equity method and held its investment in Banner as part of investments and advances-affiliated companies. The Company recorded equity earnings of $346 from this investment for the three months ended October 1, 1995.

     In connection with the Company's December 23, 1993 sale of its interest in Rexnord Corporation to BTR Dunlop Holdings, Inc. ("BTR"), the Company placed shares of Banner, with a fair market value of $5,000,000, in escrow to secure the Company's remaining indemnification of BTR against a contingent liability. Once the contingent liability is resolved, the escrow will be released.

     The company is accounting for its investments in TFC at market value. As of September 29, 1996, the carrying value of the Company's investment in 4,369,400 shares of TFC common stock was $69,910 and included an increase of $25,304, before tax, to market value. The Company recorded a gross unrealized gain of $6,008 and $7,646 from its investment in TFC common stock in the first quarter of Fiscal 1997 and 1996, respectively.

Note 7 - Restricted Cash

     The Company had approximately $5,379 and $6,761 of restricted cash on September 29, 1996 and June 30, 1996, respectively, all of which is maintained as collateral for certain debt facilities.

Note 8 - Credit Agreements

     The Interim Credit Agreement at FHC matured on July 29, 1996, at which time the Company repaid in full the loans made under the Interim Credit Agreement. On July 26, 1996, the Company amended and restated the terms and provisions of the Interim Credit Agreement, in their entirety (the "Restated Credit Agreement"). The Restated Credit Agreement extends to July 28, 2000, the maturity of FHC's revolving credit facility (the "FHC Revolver"). The FHC Revolver has a borrowing limit of $52,000 and requires a borrowing base to determine availability under the limit. The borrowing base is determined monthly based upon specified percentages of FHC's accounts receivable, inventories and the appraised value of equipment and real property. The FHC Revolver consists of up to $40,000 available in the United States and $12,000 available in Europe. The FHC Revolver generally bears interest at a base rate of 1 1/2% over the greater of (i) Citibank New York's base rate, or (ii) the Federal Funds Rate plus 1/2% for domestic borrowings and at 2 1/2% over Citibank London's base rate for foreign borrowings. FHC's Revolver is subject to a non-use commitment fee of 1/2% on the average unused availability; and outstanding letters of credit are subject to fees of 2 3/4% per annum.

     The Restated Credit Agreement requires FHC to comply with certain financial loan covenants, including maintaining a minimum net worth of $150,000 and maintaining certain interest and fixed charge coverage ratios at the end of each Fiscal Quarter. Additionally, the Restated Credit Agreement restricts the FHC's annual capital expenditures to $12,000. Substantially all of FHC's assets are pledged as collateral under the Restated Credit Agreement. At September 29, 1996, FHC was in compliance with all the Covenants under the Restated Credit Agreement.

     FHC may transfer available cash as dividends to the Company.

     On July 1, 1996, Banner amended its credit agreement (the "Banner Credit Agreement") which provides Banner and its subsidiaries with funds for working capital and potential acquisitions. The Banner Credit Agreement consists of a $55,000 term loan and a $71,500 revolving credit facility, both of which initially bear interest at prime plus 1 1/4% or LIBOR plus 2 1/2%, and a $30,000 seven-year term loan ("Tranche B Loan"), and requires that loans made to Banner do not exceed a defined borrowing base, which is based upon a percentage of inventories and accounts receivable. The Tranche B Loan bears interest at Prime plus 1 3/4% or LIBOR plus 3%. Banner's term loans require certain semiannual loan payments. Interest rates on Banner's borrowings whether computed at the prime rate or LIBOR may increase by 1/4% or decrease by up to 1% based upon certain performance criteria. On June 30, 1996, Banner's performance level resulted in borrowings under the Banner Credit Agreement being at the initial interest rates for the quarter ending September 30, 1996. Banner's revolving credit facility is subject to a non-use fee of 1/2% of the unused availability. Substantially all of Banner's assets are pledged as collateral under the Banner Credit Agreement.

     The Banner Credit Agreement requires quarterly compliance with various financial and non-financial loan covenants, including maintaining a minimum net worth, and minimum ratios of interest coverage, fixed charge coverage, and debt to earnings before interest, taxes, depreciation and amortization. Banner also has certain limitations on the incurrence of additional debt. As of September 29, 1996, Banner was in compliance with all covenants under the Banner Credit Agreement.

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

Note 9 - Minority Interests in Consolidated Subsidiaries

     The Company is including $59,260 of minority interest in its balance sheet at September 29, 1996, representing approximately 40.7% of Banner's common stock effectively outstanding on a consolidated basis.



Note 10 - Dividends Paid to Parent

     During the three months ended September 29, 1996 and October 1, 1995, the Company paid cash dividends of $5,000 and $10,000, respectively, to TFC.

Note 11 - Commitments and Contingencies

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

     As of September 29, 1996, the consolidated total recorded liabilities of the Company for environmental matters totalled $10,457, which represented the estimated probable exposures for these matters. It is reasonably possible that the Company's total exposure for these matters could be approximately $18,288.

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

MANAGEMENT'S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS
------------------------------------------------------------

     RHI Holdings, Inc. (the "Company"), formerly known as Rexnord Holdings Inc., is essentially a holding company incorporated in the State of Delaware. It has two operating subsidiaries, Fairchild Holding Corporation ("FHC") and Banner Aerospace, Inc. ("Banner"). The Company is a wholly-owned subsidiary of The Fairchild Corporation ("TFC"). The Company also holds a significant equity interest in Shared Technologies Fairchild Inc., ("STFI") and Nacanco Paketleme ("Nacanco").

FISCAL 1996 SIGNIFICANT TRANSACTIONS
------------------------------------

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

     The transaction was effected by a Merger of FII with and into STI (the "Merger") with the surviving company renamed STFI. Prior to the Merger, FII transferred all of its assets to, and all of its liabilities were assumed by FHC, except for the assets and liabilities of FCSC, and $223.5 million of the FII's existing debt and preferred stock. As a result of the Merger, the Company received shares of Common Stock and Preferred Stock of STFI, representing approximately a 41% ownership interest in STFI.

     On February 22, 1996, pursuant to the Asset Purchase Agreement dated January 26, 1996, the Company, through its subsidiaries, completed the sale of certain assets, liabilities and the business of the D-M-E Company ("DME") to Cincinnati Milacron Inc. ("CMI"), for a sales price of approximately $244.3 million, as adjusted. The sales price consists of $74.0 million in cash, and two 8% promissory notes in the aggregate principal amount of $170.3 million (together, the "8% CMI Notes"). On July 29, 1996, CMI paid in full the 8% CMI Notes.

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

     DME and Data have been accounted for as discontinued operations and the prior periods financial statements have been restated to reflect the discontinuance of these companies. The combined net sales of DME and Data totaled $45.9 million for the first quarter of Fiscal 1996. Net earnings from discontinued operations was $3.9 million for the first quarter of Fiscal 1996.

     Effective February 25, 1996, the Company completed the transfer of Harco to Banner in exchange for 5,386,477 shares of Banner common stock. The exchange has increased the Company's ownership of Banner common stock from approximately 47.2% to 59.3%, resulting in the Company becoming the majority shareholder of Banner. Accordingly, the Company consolidated Banner on February 25, 1996. Banner is a leading international supplier to the aerospace industry as a distributor, providing a wide range of aircraft parts and related support services. Harco is a distributor of precision fasteners to the aerospace industry.

RESULTS OF OPERATIONS

     The Company currently operates in three principal business segments:
Aerospace Fasteners, Aerospace Distribution (Banner Aerospace) and Technology Products (formerly Industrial Products). For the three months ended October 1, 1995, the Company consolidated operations in the Communications Services segment and did not consolidate operations in the Aerospace Distribution segment. The following table illustrates the historical sales and operating income of the Company's continuing operations for the three month periods ended September 29, 1996 and October 1, 1995.

(In thousands)                                 Three Months Ended
                                            September 29,  October 1,
                                                1996         1995
                                              --------     --------
                                                             (*)
Sales by Business Segment:
   Aerospace Fasteners....................... $ 55,047     $ 52,196
   Aerospace Distribution (a)................   84,107         --
   Technology Products (b) ..................    9,458       22,410
   Communications Services (c)...............     --         32,997
   Eliminations (d)..........................   (2,718)        --
                                               -------      -------
Total........................................ $145,894     $107,603
                                               =======      =======
Operating Income (Loss) by Business Segment:
   Aerospace Fasteners....................... $  2,108     $ (1,555)
   Aerospace Distribution (a)................    5,981         --
   Technology Products (b)...................   (2,050)       2,310
   Communications Services (c)...............     --          4,909
                                               -------      -------
Total........................................    6,039        5,664

   Corporate administrative expense..........   (2,316)      (2,719)
   Other corporate income....................       38           58
                                               -------      -------
Operating income.............................    3,761        3,003

Net interest expense.........................   (6,397)     (10,083)
Investment income (loss), net................     (375)       1,995
Equity in earnings of affiliates.............    1,994        1,915
Minority interest............................     (785)        (541)
                                               -------      -------
Loss from continuing operations before
   income taxes..............................   (1,802)      (3,711)
Income tax benefit...........................      122        1,503
                                               -------      -------
Loss from continuing operations.............. $ (1,680)    $ (2,208)
                                               =======      =======

(a) The Company became the majority shareholder of Banner Aerospace, Inc. in February, 1996 and accordingly, began consolidating their results as of then.

(b) The Technology Products (formerly Industrial Products) segment was also restated for the sale of DME and Data, which are being reported as discontinued operations.

(c) Effective March 13, 1996, the Company's investment in the Communications
Services segment was recorded using the equity method.

(d) Intersegment eliminations includes $2.7 million sales from the Aerospace
Fasteners segment to the Aerospace Distribution segment.

General
-------

     Overall sales increased by 35.6% for the Fiscal 1997 three month period, compared to sales for the same period in Fiscal 1996, which reflected strong sales performances from the Aerospace Fasteners and Aerospace Distribution business segments. Operating income increased $.8 million in the Fiscal 1997 three month period, compared to operating income for the same period in Fiscal 1996. The current quarter includes sales and operating income from the Aerospace Distribution segment, offset partially by the exclusion of sales and operating income from the Communications Services segment which was deconsolidated effective March 13, 1996, as a result of the Merger with STI. (See discussion above).

Aerospace Fasteners
-------------------

     Sales in the Aerospace Fasteners segment increased $2.9 million or 5.5% in the first quarter of Fiscal 1997, compared to the corresponding Fiscal 1996 period, reflecting the continued growth that was anticipated in this industry. New orders have been strong in recent months. The Harco division was transferred to the Aerospace Distribution segment on February 25, 1996. Excluding Harco's sales of $6.9 million in the prior year quarter, sales increased 21.6% in the Fiscal 1997 first quarter.

     Operating income in the Aerospace Fasteners segment increased $3.7 million in the first quarter of Fiscal 1997 compared to the Fiscal 1996 period. Excluding Harco's operating income in the prior year quarter, operating income increased $4.4 million. Management will continue to implement productivity improvements and reduce costs.

Aerospace Distribution
----------------------

     The Aerospace Distribution segment reported $84.1 million in sales and $6.0 million in operating income for the three month period ended September 29, 1996.

     As a result of the transfer of Harco to Banner, effective February 25, 1996, Harco's sales and operating income for the three months ended September 29, 1996, are now being reported as part of the Aerospace Distribution segment.

Technology Products
-------------------

     Sales in the Technology Products segment, which primarily includes Fairchild Technologies, decreased $13.0 million in the Fiscal 1997 first quarter compared to the Fiscal 1996 first quarter period, primarily the result of a low level of shipments during the first quarter of Fiscal 1997. Sales during the first quarter of the prior year benefited from the shipment of a major order, and the quarter's sales accounted for 33% of the total prior year sales.

     An operating loss of $1.7 million was recorded at Fairchild Technologies in the Technology Products segment in the current year, partially due to the low level of sales, but also due to expansion of the sales staff into the Far East. Fairchild Technologies recently received an order for $27 million which will begin shipment in Fiscal 1997. The Scandinavian Bellyloading Company ("SBC") has a loss of $.3 million consistent with the prior year losses while SBC continued to be in a start up mode. SBC recently announced $15 million of orders which will begin shipment in the third quarter, at which time the operation should become profitable. The Technology Products segment reported operating profit of $2.3 million in the Fiscal 1996 first quarter.

Communications Services
-----------------------

     As a result of the Merger of the Communications Services segment with STI on March 13, 1996, the Company is accounting for its current investment in STFI, the merged company, using the equity method. For the three months ended October 1, 1995, this segment reported sales of $33.0 million and operating profit of $4.9 million.

Other Expenses/Income
---------------------

     Corporate administrative expense decreased 14.8% in the first quarter of Fiscal 1997, compared to the same period in Fiscal 1996. The decrease in the current year quarter was primarily due to a reduction in staff and lower lititgation costs.

     Net interest expense decreased 36.6% in the first quarter ended September 29, 1996, compared to the prior year period, due primarily to lower debt, as a result of the sale of DME and the Merger, and higher interest income earned on higher cash and notes receivable balances during the Fiscal 1997 quarter.

     Investment income, net decreased $2.4 million in the first quarter of Fiscal 1997, principally as a result of recording unrealized gains on the fair market value adjustments of trading securities in the Fiscal 1996 period and recording unrealized losses in the Fiscal 1997 period.

     Income taxes - The tax benefit from the continuing operations loss was $.2 million for the first quarter of Fiscal 1997.

     Earnings from discontinued operations, net, of $3.9 million includes the earnings, net of tax from DME and Data for the three months ended October 1, 1995.

     The net loss of $1.7 million in the first three months of Fiscal 1997 decreased by $.5 million, compared to the first three months of Fiscal 1996, after recognizing: (i) a $.8 million increase in operating income, (ii) a $3.7 million decrease in net interest expense, offset by (iii) a $2.4 million decrease in investment income, (iv) a $1.4 million decrease in the tax benefit, and (v) $3.9 million in earnings from discontinued operations recorded in the prior period.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     Working capital at September 29, 1996, was $383.3 million, which was $63.0 million higher than at June 30, 1996. The principal reasons for this increase included a $79.3 million increase in cash, a $73.4 million reduction in short-term notes payable, a $42.8 million decrease in current income taxes, a decrease in accounts payable and other accrued liabilities of $21.8 million, and an increase in inventories of $13.3 million. Partially offsetting the increase in working capital was a $170.3 million decrease in notes receivable.

     The Company's principal sources of liquidity are cash on hand, cash generated from operations and borrowings under its credit agreement. The Company also expects to generate cash from the sale of certain assets and liquidation of investments. Net assets held for sale at September 29, 1996, had a book value of $45.0 million and included two parcels of real estate in California, a 68 acre parcel of real estate located in Farmingdale, New York, two landfills in Pennsylvania, a real estate joint venture in California, and several other parcels elsewhere, which the Company plans to sell, lease or develop, subject to market conditions or, with respect to certain of the parcels, the resolution of environmental matters.

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

     The Interim Credit Agreement at FHC matured on July 29, 1996, at which time the Company repaid in full the loans made under the Interim Credit Agreement. On July 26, 1996, the Company amended and restated the terms and provisions of the Interim Credit Agreement in their entirety (the "Restated Credit Agreement"). The Restated Credit Agreement extends to July 28, 2000, the maturity of FHC's revolving credit facility (the "FHC Revolver"). The FHC Revolver has a borrowing limit of $52.0 million and requires a borrowing base to determine availability under the limit. The borrowing base is determined monthly based upon specified percentages of FHC's accounts receivable, inventories and the appraised value of equipment and real
property.   The FHC Revolver consists of up to $40.0 million available for domestic operations and $12.0 million available for European operations. The FHC Revolver generally bears interest at a base rate of 1 1/2% over the greater of (i) Citibank New York's base rate, or (ii) the Federal Funds Rate plus 1/2% for domestic borrowings and at 2 1/2% over Citibank London's base rate for foreign borrowings. FHC's Revolver is subject to a non-use commitment fee of 1/2% on the average unused availability; and outstanding letters of credit are subject to fees of 2 3/4% per annum.

     The Restated Credit Agreement requires FHC to comply with certain financial loan covenants, including maintaining a minimum net worth of $150.0 million and maintaining certain interest and fixed charge coverage ratios at the end of each Fiscal Quarter. Additionally, the Restated Credit Agreement restricts the FHC's annual capital expenditures to $12.0 million. Substantially all of FHC's assets are pledged as collateral under the Restated Credit Agreement. At September 29, 1996, FHC was in compliance with all the Covenants under the Restated Credit Agreement.

     FHC may transfer available cash as dividends to the Company.

     The Credit Agreements provide RHI with a $4.3 million revolving credit facility (the "RHI Credit Agreement") which generally bears a base interest of 1/2% over the prime rate, requires a commitment fee of 1/2%, and matures on May 26, 1998. RHI's Credit Agreement requires RHI to comply with specified covenants and maintain a consolidated net worth of $175.0 million. Additionally, RHI's capital expenditures are restricted, except for certain leasehold improvements, to $2.0 million per annum plus the selling price of fixed assets for such Fiscal Year. At September 29, 1996, the Company was in compliance with all the covenants under RHI's Credit Agreement.

     Banner has a credit agreement (the "Banner Credit Agreement") which provides Banner and its subsidiaries with funds for working capital and potential acquisitions. The Banner Credit Agreement consists of a $55.0 million term loan and a $71.5 million revolving credit facility, both of which initially bear interest at prime plus 1 1/4% or LIBOR plus 2 1/2%, and a $30.0 million seven-year term loan ("Tranche B Loan"), and requires that loans made to Banner do not exceed a defined borrowing base, which is based upon a percentage of inventories and accounts receivable. The Tranche B Loan bears interest at Prime plus 1 3/4% or LIBOR plus 3%. Banner's term loans require certain semiannual loan payments. Interest rates on Banner's borrowings whether computed at the prime rate or LIBOR may increase by 1/4% or decrease by up to 1% based upon certain performance criteria. On June 30, 1996, Banner's performance level resulted in borrowings under the Banner Credit Agreement being at the initial interest rates for the quarter ending September 30, 1996. Banner's revolving credit facility is subject to a non-use fee of 1/2% of the unused availability. Substantially all of Banner's assets are pledged as collateral under the Banner Credit Agreement. The Banner Credit Agreement matures August 2001.

     The Banner Credit Agreement requires quarterly compliance with various financial and non-financial loan covenants, including maintaining a minimum net worth, and minimum ratios of interest coverage, fixed charge coverage, and debt to earnings before interest, taxes, depreciation and amortization. Banner also has certain limitations on the incurrence of additional debt. As of September 29, 1996, Banner was in compliance with all covenants under the Banner Credit Agreement.

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

                         PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings


     Reference is made to Note 11 of Notes to Consolidated Financial
Statements.

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


                         For RHI HOLDINGS, INC.
                         (Registrant) and as its Chief
                         Financial Officer:



                         By:  Colin M. Cohen
                              Vice President and Chief Financial
                              Officer



                         By:  William B. Hamilton
                              Controller


Date:  November 13, 1996