Form 10-Q
period 1996-12-29
RHI HOLDINGS INC
filed 1997-02-12
CIK 83573

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                             --------------------
                                   FORM 10-Q
                             --------------------

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended December 29, 1996

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

                                                        Outstanding at
Class                                                 December 29, 1996
-----                                                 -----------------
Common Stock, $1.00 par value                               100,000

Registrant meets the conditions set forth in general instructions H(1)(a) and
(b) of Form 10-Q and is therefore filing this form with reduced disclosure format.

             RHI HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES*

                                    INDEX

PART I.     FINANCIAL INFORMATION                                       Page

            Item 1.    Financial Statements

                       Condensed Consolidated Balance Sheets as of
                       December 29, 1996 (Unaudited) and June
                       30, 1996                                         3

                       Consolidated Statements of Earnings for
                       the Three and Six Months Ended
                       December 29, 1996 and December 31, 1995
                       (Unaudited)                                      5

                       Condensed Consolidated Statements of Cash
                       Flows for the Six Months Ended December 29,
                       1996 and December 31, 1995 (Unaudited)           6

                       Notes to Condensed Consolidated Financial
                       Statements (Unaudited)                           7


            Item 2.    Management's Discussion and Analysis
                       of Results of Operations and Financial
                       Condition                                        14

PART II.    OTHER INFORMATION

            Item 1.    Legal Proceedings                                22

            Item 5.    Other Information                                22

            Item 6.    Exhibits and Reports on Form 8-K                 22


*For purposes of Part I of this Form 10-Q, the term "Company" means RHI
 Holdings, Inc., and its subsidiaries, unless otherwise indicated. For purposes of Part II, the term "Company" means RHI Holdings, Inc. unless otherwise indicated.

                       PART 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements

             RHI HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES
                  CONDENSED CONSOLIDATED BALANCE SHEETS
                             (In thousands)
                                               December 29,      June 30,
ASSETS                                             1996            1996
------                                         ------------    ------------
                                                (Unaudited)         (*)
Current Assets:
Cash and cash equivalents, $5,803 and $6,761
  restricted.................................    $  95,089      $  36,112
Short-term investments.......................       11,123         10,427
Accounts receivable-trade, less allowances
  of $6,367 and $6,071.......................       96,241         96,488
Notes Receivable.............................         --          170,384
Inventories:
   Finished goods............................      254,361        235,859
   Work-in-process...........................       21,118         16,294
   Raw materials.............................       15,169         18,586
                                                 ---------      ---------
                                                   290,648        270,739

Prepaid expenses and other current assets....       24,882         20,248
                                                 ---------      ---------
Total Current Assets.........................      517,983        604,398

Property, plant and equipment net of
  accumulated depreciation of $82,188 and
  $76,183....................................       85,617         87,281

Net assets held for sale.....................       45,721         43,609
Cost in excess of net assets acquired,
  (Goodwill) less accumulated amortization of
  $33,274 and $31,119........................      132,693        135,241
Investments and advances, affiliated
  companies..................................      124,647        120,890
Prepaid pension assets.......................       57,774         57,660
Deferred loan costs..........................        6,643          3,822
Other assets.................................        8,788          8,627
                                                 ---------      ---------
Total Assets.................................   $  979,866     $1,061,528
                                                 =========      =========

*Condensed from audited financial statements.


The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

             RHI HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES
                  CONDENSED CONSOLIDATED BALANCE SHEETS
                             (In thousands)
                                               December 29,       June 30,
LIABILITIES AND STOCKHOLDER'S EQUITY               1996            1996
------------------------------------           -------------   ------------
                                                (Unaudited)         (*)
Current Liabilities:
Bank notes payable and current maturities
 of long-term debt...........................    $   9,408      $  84,678
Accounts payable.............................       51,956         64,486
Other accrued liabilities....................       71,579         74,987
Income taxes.................................       15,342         60,012
                                                  --------       --------
Total Current Liabilities....................      148,285        284,163


Long-term debt, less current maturities......      215,995        194,233
Other long-term liabilities..................       18,910         17,692
Retiree health care liabilities..............       42,432         44,452
Noncurrent income taxes......................       71,203         33,569
Minority interest in subsidiaries............       60,268         58,647
                                                  --------      ---------
Total Liabilities............................      557,093        632,756

Stockholder's Equity:

Common Stock.................................          100            100
Preferred Stock..............................          100            100
Paid-in capital..............................      229,260        229,260
Retained earnings............................      177,164        183,355
Cumulative translation adjustment............        2,966          2,751
Net unrealized holding gain on available-for-
 sale securities.............................       13,183         13,206
                                                  --------      ---------
Total Stockholder's Equity...................      422,773        428,772
                                                  --------      ---------
Total Liabilities and Stockholder's Equity...    $ 979,866     $1,061,528
                                                  ========      =========





* Condensed from audited financial statements.




The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

             RHI HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited)
                             (In thousands)
                                        Three Months Ended              Six Months Ended
                                      December 29,  December 31,    December 29, December 31,
                                         1996          1995            1996       1995
                                      ------------  ------------    -----------  -----------
Revenue:
  Net sales of products.............    $159,591      $ 76,284       $305,485    $156,780
  Revenues from services............        --          26,636           --        53,743
  Other income, net.................         473            16            682         334
                                         -------       -------        -------     -------
                                         160,064       102,936        306,167     210,857
Costs and Expenses:
  Cost of goods sold................     121,034        60,794        227,340     125,202
  Cost of services..................        --          19,239           --        39,177
  Selling, general & administrative.      35,174        18,752         70,107      38,130
  Research and development..........          22            23             45          44
  Amortization of goodwill..........       1,075         1,129          2,155       2,302
  Restructuring.....................        --             285           --           285
                                         -------       -------        -------     -------
                                         157,305       100,222        299,647     205,140

Operating income....................       2,759         2,714          6,520       5,717

Interest expense....................       5,468        10,874         16,573      22,342
Interest income.....................      (1,833)       (1,151)        (4,141)     (2,536)
                                         -------       -------        -------     -------
Net interest expense................       3,635         9,723         10,032      19,806

Investment income (loss), net.......       1,836           (83)         1,461       1,912
Equity in earnings of affiliates....         393             8          2,387       1,923
Minority interest...................        (776)         (544)        (1,561)     (1,085)
                                         -------       -------        -------     -------
Earnings (loss) from continuing
 operations before taxes............         577        (7,628)        (1,225)    (11,339)

Income tax provision (benefit)......          88        (1,676)           (34)     (3,179)
                                         -------       -------        -------     -------
Earnings (loss) from continuing
  operations........................         489        (5,952)        (1,191)     (8,160)
Earnings from discontinued
  operations, net...................        --           3,420           --         7,290
Loss on disposal of discontinued
  operations, net...................        --             (14)          --           (27)
                                         -------       -------        -------     -------
Net earnings (loss).................    $    489      $ (2,546)     $  (1,191)   $   (897)
                                         =======       =======        =======     =======








The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

             RHI HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES
        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                               (In thousands)
                                                    Six Months Ended
                                                December 29,   December 31,
                                                    1996           1995
                                                ------------   ------------
Cash flows provided by (used for)
  Operations:
    Net loss................................    $ (1,191)       $   (897)
    Depreciation and amortization...........       9,674          15,448
    Accretion of discount on long-term
      liabilities...........................       1,699           1,772
    Distributed (undistributed) earnings of
      affiliates, net.......................       1,610          (1,140)
    Minority interest.......................       1,561           1,085
    Changes in assets and liabilities.......     (55,029)        (16,806)
    Non-cash charges and working capital
      charges of discontinued operations....        --             5,115
                                                 -------         -------
    Net cash provided by(used for)operations.    (41,676)          4,577
  Investments:
    Collections on notes receivable from
      operations sold.......................     173,719            --
    Purchase of property, plant and
      equipment.............................      (5,212)         (6,867)
    Changes in investments..................      (7,911)         (4,897)
    Changes in net assets held for sale.....      (1,651)           (913)
    Other, net..............................          21               9
    Investing activities of discontinued
      operations............................       --               (875)
                                                 -------         -------
    Net cash provided by (used for)
      investments...........................     158,966         (13,543)

  Financing:
    Proceeds from issuance of debt..........      40,473          17,441
    Debt repayments and repurchase of
      debentures, net.......................     (94,026)        (22,610)
    Payment of dividends....................      (5,000)        (10,000)
                                                 -------         -------
    Net cash used for financing.............     (58,553)        (15,169)

Effect of exchange rate changes on cash.....         240            (525)
Net increase (decrease) in cash.............      58,977         (24,660)
Cash and cash equivalents, beginning of
    period..................................      36,112          64,174
                                                 -------         -------
Cash and cash equivalents, end of period....    $ 95,089        $ 39,514
                                                 =======         =======









The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

             RHI HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
               (In thousands, except per share information)


Note 1 - Financial Statements

     The consolidated balance sheet as of December 29, 1996 and the consolidated statements of earnings and cash flows for the six months ended December 29, 1996 and December 31, 1995 have been prepared by the Company, without audit. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at December 29, 1996 and for all periods presented, have been made. The balance sheet at June 30, 1996 was also condensed from the audited financial statements as of that date.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 1996 Form 10-K and Banner Aerospace, Inc.'s March 31, 1996 Form 10-K. The results of operations for the period ended December 29, 1996 are not necessarily indicative of the operating results for the full year. Certain amounts in prior years' quarterly financial statements have been reclassified to conform to the current presentation.

Note 2 - Merger Agreement

     The Company, The Fairchild Corporation("TFC"), the Company's parent and Fairchild Industries, Inc. ("FII"), the Company's subsidiary, entered into an Agreement and Plan of Merger dated as of November 9, 1995 (as amended, the "Merger Agreement") with Shared Technologies Inc. ("STI"). On March 13, 1996, in accordance with the Merger Agreement, STI succeeded to the telecommunications systems and services business operated by the Company's Fairchild Communications Services Company ("FCSC").

     The transaction was effected by a Merger of FII with and into STI (the "Merger") with the surviving company renamed Shared Technologies Fairchild Inc. ("STFI"). Prior to the Merger, FII transferred all of its assets to, and all of its liabilities were assumed by Fairchild Holding Corp. ("FHC"), a wholly owned subsidiary of the Company, except for the assets and liabilities of FCSC, and $223,500 of the FII's existing debt and preferred stock. As a result of the Merger, the Company received shares of Common Stock and Preferred Stock of STFI representing approximately a 41% ownership interest in STFI.

Note 3 - Discontinued Operations

     On February 22, 1996, pursuant to an Asset Purchase Agreement dated January 26, 1996, the Company, through one of its subsidiaries, completed the sale of certain assets, liabilities and the business of the D-M-E Company ("DME") to Cincinnati Milacron Inc. ("CMI"), for a sales price of approximately $244,331, as adjusted. The sales price consisted of $74,000 in cash, and two 8% promissory notes in the aggregate principal amount of $170,331 (together, the "8% CMI Notes"). On July 29, 1996, CMI paid in full the 8% CMI Notes.

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

     Accordingly, DME and Data have been accounted for as discontinued operations. The combined net sales of DME and Data totaled $45,475 and $91,342 for the second quarter and first six months of Fiscal 1996, respectively. Net earnings from discontinued operations was $3,420 in the second quarter of Fiscal 1996 and $7,290 for the six months ended December 31, 1995.

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

Note 5 - Pro forma Financial Statements

     The following unaudited pro forma information for the six months ended December 31, 1995, provides the results of the Company's operations as though
(i) the disposition of DME and Data, (ii) the Merger of FCSC, and (iii) the transfer of Harco to Banner, resulting in the consolidation of Banner, had been in effect since the beginning of the period. The pro forma information is based on the historical financial statements of the Company, DME, Data, FCSC and Banner, giving effect to the aforementioned transactions. In preparing the pro forma data, certain assumptions and adjustments have been made which (i) reduce interest expense for revised debt structures, (ii) increase interest income for notes receivable, (iii) reduce minority interest to exclude Series C Preferred Stock of FII redeemed, and (iv) adjust equity in earnings of affiliates to include the estimated results of STFI.

     The following unaudited pro forma financial information is not necessarily indicative of the results of operations that actually would have occurred if the transactions had been in effect since the beginning of the Fiscal 1996 period, nor is it necessarily indicative of future results of the Company.

                                            Six Months Ended
                                           December 31, 1995
                                           ------------------
Sales...................................        $284,007
Earnings from continuing operations.....          (1,189)
Net earnings............................          (1,189)

     The pro forma financial information has not been adjusted for non-recurring income or expense and gains from disposal of discontinued operations that have been or are expected to be incurred from these transactions within the ensuing year.

Note 6 - Summarized Statement of Earnings Information

     The following table presents summarized historical financial information, on a combined 100% basis, of the Company's principal investments, which are accounted for using the equity method.

                                                    Six Months Ended
                                               ---------------------------
                                               December 29,   December 31,
                                                  1996            1995
                                               ------------   ------------
Net sales.................................       $147,657       $189,684
Gross profit..............................         64,487         55,232
Earnings from continuing operations.......          3,199          7,228
Net earnings..............................          3,199          7,228

     The Company owns approximately 26.7% of Nacanco common stock. The Company recorded equity earnings of $1,291 and $1,684 from this investment for the six months ended December 29, 1996 and December 31, 1995, respectively.

    Since March 13, 1996, as a result of the Merger in which the Company received a 41% interest in STFI, the Company has accounted for its investment in STFI using the equity method. Prior to March 13, 1996, the Company consolidated the results of FCSC, which was merged into STFI (see Note 2). The Company recorded equity earnings of $1,095 during the six months ended December 29, 1996.

     On December 29, 1996, the Company's investments in STFI consisted of (i) $21,174 carrying value for the $25,000 face value 6% cumulative Convertible Preferred Stock, (ii) $10,136 carrying value for the $20,000 face value Special Preferred Stock, and (iii) $(406) carrying value for 6,200,000 shares of common stock of STFI. At the close of trading on December 27, 1996, STFI's common stock was quoted at $9.125 per share. Based on this price, the Company's investment in STFI common stock had an approximate market value of $56,575.

     Effective February 25, 1996, the Company increased its percentage of ownership of Banner Common Stock from 47.2% to approximately 59.3%. Since February 25, 1996, the Company has consolidated Banner's results. Prior to February 25, 1996, the Company accounted for its investment in Banner using the equity method and held its investment in Banner as part of investments and advances-affiliated companies. The Company recorded equity earnings of $375 from this investment for the six months ended December 31, 1995.

     In connection with the Company's December 23, 1993 sale of its interest in Rexnord Corporation to BTR Dunlop Holdings, Inc. ("BTR"), the Company placed shares of Banner, with a fair market value of $5,000, in escrow to secure the Company's remaining indemnification of BTR against a contingent liability. Once the contingent liability is resolved, the escrow will be released.

     The company is accounting for its investments in TFC at market value. As of December 29, 1996, the carrying value of the Company's investment in 4,369,400 shares of TFC common stock was $63,902 and included an increase of $19,297, before tax, to market value (the same market value as of June 30, 1996). The Company recorded a gross unrealized gain of $22,393 from its investment in TFC common stock in the first six months of Fiscal 1996.

Note 7 - Restricted Cash

     The Company had approximately $5,803 and $6,761 of restricted cash on December 29, 1996 and June 30, 1996, respectively, all of which is maintained as collateral for certain debt facilities.

Note 8 - Credit Agreements

     Prior to July 29, 1996, the Company through its subsidiary Fairchild Holding Corp. ("FHC"), borrowed under an Interim Credit Agreement (the "Interim Credit Agreement") with a consortium of banks. The Interim Credit Agreement at FHC matured on July 29, 1996, at which time the Company repaid in full the loans made under the Interim Credit Agreement. On July 26, 1996, the Company amended and restated the terms and provisions of the Interim Credit Agreement, in their entirety (the "Restated Credit Agreement"). The Restated Credit Agreement extends to July 28, 2000, the maturity of FHC's revolving credit facility (the "FHC Revolver"). The FHC Revolver has a borrowing limit of $52,000 and requires a borrowing base to determine availability under the limit. The borrowing base is determined monthly based upon specified percentages of FHC's accounts receivable, inventories and the appraised value of equipment and real property. The FHC Revolver consists of up to $40,000 available in the United States and $12,000 available in Europe. The FHC Revolver generally bears interest at a base rate of 1 1/2% over the greater of (i) Citibank New York's base rate, or (ii) the Federal Funds Rate plus 1/2% for domestic borrowings and at 2 1/2% over Citibank London's base rate for foreign borrowings. FHC's Revolver is subject to a non-use commitment fee of 1/2% on the average unused availability; and outstanding letters of credit are subject to fees of 2 3/4% per annum.


     The Restated Credit Agreement requires FHC to comply with certain financial and non-financial loan covenants, including maintaining a minimum net worth of $150,000 and maintaining certain interest and fixed charge coverage ratios at the end of each Fiscal Quarter. Additionally, the Restated Credit Agreement restricts the FHC's annual capital expenditures to $12,000. Substantially all of FHC's assets are pledged as collateral under the Restated Credit Agreement. At December 29, 1996, FHC was in compliance with all the covenants under the Restated Credit Agreement.

     FHC may transfer available cash as dividends to the Company.

     On July 1, 1996, Banner amended its credit agreement (the "Banner Credit Agreement") which provides Banner and its subsidiaries with funds for working capital and potential acquisitions. The Banner Credit Agreement consists of a $55,000 term loan and a $71,500 revolving credit facility, both of which initially bear interest at prime plus 1 1/4% or LIBOR plus 2 1/2%, and a $30,000 seven-year term loan ("Tranche B Loan"), and requires that loans made to Banner do not exceed a defined borrowing base, which is based upon a percentage of inventories and accounts receivable. The Tranche B Loan bears interest at Prime plus 1 3/4% or LIBOR plus 3%. Banner's term loans require certain semiannual loan payments. Interest rates on Banner's borrowings whether computed at the prime rate or LIBOR may increase by 1/4% or decrease by up to 1% based upon certain performance criteria. On December 31, 1996, Banner's performance level resulted in borrowings under the Banner Credit Agreement being at an interest rate of prime plus 1% and LIBOR plus 2 1/4% for the quarter ending March 31, 1997. Banner's revolving credit facility is subject to a non-use fee of 1/2% of the unused availability. Substantially all of Banner's assets are pledged as collateral under the Banner Credit Agreement.

     The Banner Credit Agreement requires quarterly compliance with various financial and non-financial loan covenants, including maintenance of a minimum net worth, and minimum ratios of interest coverage, fixed charge coverage, and debt to earnings before interest, taxes, depreciation and amortization. Banner also has certain limitations on the incurrence of additional debt. As of December 29, 1996, Banner was in compliance with all covenants under the Banner Credit Agreement.

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

     In November 1996, Banner entered into an additional hedge agreement ("Additional Hedge Agreement") with one of its major lenders to provide interest rate protection on $20,000 of debt for a period of three years. Effectively, the Additional Hedge Agreement provides for a cap of 7 1/4% if the 90 day LIBOR exceeds 7 1/4%. If the 90 day LIBOR drops below 5%, Banner will be required to pay interest at a floor rate of approximately 6%. No cash outlay was required to obtain the Additional Hedge Agreement as the cost of the cap was offset by the sale of the floor.


Note 9 - Minority Interests in Consolidated Subsidiaries

     Included in the Company's $60,268 of minority interest at December 29, 1996, is $59,975 representing approximately 40.7% of Banner's common stock effectively outstanding on a consolidated basis.

Note 10 - Dividends Paid to Parent

     During the six months ended December 29, 1996 and December 31, 1995, the Company paid cash dividends of $5,000 and $10,000, respectively, to TFC.

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

     As of December 29, 1996, the consolidated total recorded liabilities of the Company for environmental matters approximated $9,655, which represented the estimated probable exposures for these matters. It is reasonably possible that the Company's total exposure for these matters could be approximately $17,486.

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

Note 12 - Subsequent Events

     On January 16, 1997, Banner, through its subsidiary, Dallas Aerospace, Inc., consummated the acquisition of 100% of the outstanding stock of PB Herndon Company ("PB Herndon") for approximately $14,700. In addition, Banner paid approximately $1,300 to repay certain loans of PB Herndon.
Banner recorded approximately $3,451 of goodwill as a result of this acquisition. Banner financed this transaction by borrowing $16,000 from RHI. PB Herndon is a distributor of a specialty fastener lines and other aerospace related components.

     On January 23, 1997, the Company's Aerospace Fasteners Segment acquired an exclusive call option to purchase a majority interest in Simmonds, SA ("Simmonds") for approximately $21,000 and the assumption of approximately $35,500 in debt. The transaction, which is contingent upon receipt of necessary approvals, gives the Company the right to purchase common shares and convertible notes representing approximately 84.2% of Simmonds on a fully diluted basis. The Company is in the process of completing due diligence prior to exercise of its call option. Simmonds is one of Europe's leading manufacturers and distributors of aerospace and automotive fasteners.

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

FISCAL 1996 SIGNIFICANT TRANSACTIONS
------------------------------------

     The Company, TFC and Fairchild Industries, Inc. ("FII"), the Company's former subsidiary, entered into an Agreement and Plan of Merger dated as of November 9, 1995 (as amended, the "Merger Agreement") with Shared Technologies Inc. ("STI"). On March 13, 1996, in accordance with the Merger Agreement, STI succeeded to the telecommunications systems and services business operated by the Company's Fairchild Communications Services Company ("FCSC").

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

     Accordingly, DME and Data have been accounted for as discontinued operations. The combined net sales of DME and Data totaled $45.5 million and $91.3 million for the second quarter and first six months of Fiscal 1996, respectively. Net earnings from discontinued operations was $3.4 million in the second quarter of Fiscal 1996 and $7.3 million for the six months ended December 31, 1995.

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

RESULTS OF OPERATIONS

     The Company currently operates in three principal business segments:
Aerospace Fasteners, Aerospace Distribution (Banner) and Technology Products (formerly Industrial Products). For the six months ended December 31, 1995, the Company consolidated operations in the Communications Services segment and did not consolidate operations in the Aerospace Distribution segment. The following table illustrates the historical sales and operating income of the Company's continuing operations for the six month periods ended December 29, 1996 and December 31, 1995.

(In thousands)                           Three Months Ended          Six Months Ended
                                      December 29, December 31,   December 29, December 31,
                                         1996         1995            1996        1995
                                      ----------   ----------     ----------   ---------
Sales by Business Segment:
   Aerospace Fasteners................ $ 56,494    $ 55,794        $111,541     $107,990
   Aerospace Distribution (a).........   96,985        --           181,092         --
   Technology Products................    9,969      15,095          19,427       37,505
   Communications Services (b)........     --        32,031            --         65,028
   Eliminations (c)...................   (3,857)       --            (6,575)        --
                                        -------     -------         -------      -------
Total................................. $159,951    $102,920        $305,485     $210,523
                                        =======     =======         =======      =======
Operating Income (Loss) by Business
 Segment:
   Aerospace Fasteners................ $  2,156    $    639        $  4,264      $  (916)
   Aerospace Distribution (a).........    6,072        --            12,053         --
   Technology Products ...............   (2,248)        (89)         (4,298)       2,221
   Communications Services (b)........     --         4,862            --          9,771
                                        -------     -------         -------      -------
Total.................................    5,980       5,412          12,019       11,076

   Corporate administrative expense...   (3,093)     (2,437)         (5,409)      (5,156)
   Other corporate income.............     (128)       (261)            (90)        (203)
                                        -------     -------         -------      -------
Operating income......................    2,759       2,714           6,520        5,717

Net interest expense..................   (3,635)     (9,723)        (12,432)     (19,806)
Investment income (loss), net.........    1,836         (83)          1,461        1,912
Equity in earnings of affiliates......      393           8           2,387        1,923
Minority interest.....................     (776)       (544)         (1,561)      (1,085)
                                        -------     -------         -------      -------
Earnings (loss) from continuing
  operations before income taxes......      577      (7,628)         (1,225)     (11,339)
Income tax provision (benefit)........       88      (1,676)            (34)      (3,179)
                                        -------     -------         -------      -------
Earnings (loss) from continuing
  operations.......................... $    489    $ (5,952)       $ (1,191)    $ (8,160)
                                        =======     =======         =======      =======

(a) The Company became the majority shareholder of Banner Aerospace, Inc. in February, 1996 and accordingly, began consolidating their results as of then.

(b) Effective March 13, 1996, the Company's investment in the Communications
Services segment was recorded using the equity method.

(c) Intersegment eliminations includes $6.5 million sales from the Aerospace
Fasteners segment to the Aerospace Distribution segment for the six months ended December 29, 1996.

General
-------

     Overall sales increased by $56.7 million in the second quarter and $95.0 million for the Fiscal 1997 six month period, which reflected strong sales performances from the Aerospace Fasteners and Aerospace Distribution business segments compared to sales for the same periods in Fiscal 1996. Operating income increased 1.7% in the second quarter and 14.0% in the Fiscal 1997 six month period, compared to operating income for the same periods in Fiscal 1996. The first six months of Fiscal 1997 includes sales and operating income from the Aerospace Distribution segment, offset partially by the exclusion of sales and operating income from the Communications Services segment which was unconsolidated effective March 13, 1996, as a result of the
Merger into STI.   (See discussion above).

Aerospace Fasteners
-------------------

     Sales in the Aerospace Fasteners segment increased $.7 million in the second quarter and $3.6 million in the Fiscal 1997 six month period, compared to the corresponding Fiscal 1996 periods, reflecting the continued growth that was anticipated in this industry. New orders have been strong in recent months. The Harco division was transferred to the Aerospace Distribution segment on February 25, 1996. Excluding Harco's sales of $14.7 million in the prior year six months, sales increased 19.5% in the Fiscal 1997 six month period.

     Operating income in the Aerospace Fasteners segment increased $1.5 million in the second quarter and $5.2 million in the Fiscal 1997 six month period, compared to the Fiscal 1996 periods. Excluding Harco's operating income in the prior year period, operating income increased $7.1 million. Management intends to continue to implement productivity improvements and reduce costs.

Aerospace Distribution
----------------------

     The Aerospace Distribution segment reported sales of $97.0 million in the second quarter and $181.1 million for the six month period ended December 29, 1996. Operating income was $6.1 million in the second quarter and $12.1 million for the six month period ended December 29, 1996.

     As a result of the transfer of Harco to Banner, effective February 25, 1996, Harco's sales and operating income for the three and six months ended December 29, 1996, are now being reported as part of the Aerospace Distribution segment.

Technology Products
-------------------

     Sales in the Technology Products segment, which primarily includes Fairchild Technologies, decreased $5.1 million in the second quarter and $18.1 million in the first six months of Fiscal 1997, compared to the Fiscal 1996 periods. This differential resulted primarily from a lower level of shipments during the first six months of Fiscal 1997, while sales during the first six months of the prior year benefitted from the shipment of a major order. During the first six months of Fiscal 1997, Fairchild Technologies received new orders totaling approximately $55.1 million, including several multimillion dollar orders recently received which are scheduled to be shipped during the second half of Fiscal 1997.

     An operating loss of $2.0 million in the second quarter and $3.8 million for the six months ended December 29, 1996, was recorded at Fairchild Technologies in the Technology Products segment in the current periods, partially due to the low level of sales, but also due to expansion of the sales staff into the Far East. The Scandinavian Bellyloading Company ("SBC") had a six month operating loss of $.5 million, consistent with the prior year loss while SBC continues to be in a start up mode. SBC recently announced $15 million of orders which are scheduled to be shipped over the next twelve months, at which time the operation should become profitable. The Technology Products segment reported an operating loss of $.1 million in the Fiscal 1996 second quarter and operating income of $2.2 million in the Fiscal 1996 first six months.

Communications Services
-----------------------

     As a result of the Merger of the Communications Services segment into STI on March 13, 1996, the Company is accounting for its current investment in STFI, the merged company, using the equity method. For the three and six months ended December 31, 1995, this segment reported sales of $32.0 million and $65.0 million, respectively, and operating profit of $4.9 million and $9.8 million, respectively.

Other Expenses/Income
---------------------

     Corporate administrative expense increased 26.9% in the second quarter and 4.9% in the first six month period of Fiscal 1997, compared to the same periods in Fiscal 1996. The increase in the current year periods was primarily due to higher litigation costs partially offset by a reduction in staff.

     Net interest expense decreased 62.6% in the second quarter and 49.3% in the six month period ended December 29, 1996, compared to the prior year periods, due primarily to lower debt, as a result of the sale of DME and the Merger, and higher interest income earned on higher cash and notes receivable balances during the Fiscal 1997 first six months.

     Investment income, net decreased $.5 million in the first six months of Fiscal 1997, principally as a result of recording lower unrealized gains on the fair market value adjustments of trading securities in the Fiscal 1997 period, compared to the Fiscal 1996 period.

     Income taxes - The Company recorded a small tax benefit on the $1.2 million loss from continuing operations during the first six months of Fiscal 1997.

     Earnings from discontinued operations, net, of $3.4 million in the Fiscal 1996 second quarter and $7.3 million for the six months ended December 31, 1995, includes the earnings, net of tax, from DME and Data.


     The net loss of $1.2 million in the first six months of Fiscal 1997, increased by $.3 million, compared to the first six months of Fiscal 1996, after recognizing: (i) a $.8 million increase in operating income, (ii) a $9.8 million decrease in net interest expense, offset by (iii) a $3.1 million decrease in the tax benefit, (iv) $7.3 million in earnings from discontinued operations recorded in the prior period, and (v) a $.5 million increase in minority interest.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     Working capital at December 29, 1996, was $369.7 million, which was $49.5 million higher than at June 30, 1996. The principal reasons for this increase included a $59.0 million increase in cash, a $75.3 million reduction in short-term notes payable, a $44.7 million decrease in current income taxes, a decrease in accounts payable and other accrued liabilities of $15.9 million, and an increase in inventories of $19.9 million. Partially offsetting the increase in working capital was a $170.4 million decrease in notes receivable.

     The Company's principal sources of liquidity are cash on hand, cash generated from operations and borrowings under its credit agreement. The Company also expects to generate cash from the sale of certain assets and liquidation of investments. Net assets held for sale at December 29, 1996, had a book value of $45.7 million and included two parcels of real estate in California, a 68 acre parcel of real estate located in Farmingdale, New York, two landfills in Pennsylvania, a real estate joint venture in California, and several other parcels elsewhere, which the Company plans to sell, lease or develop, subject to market conditions or, with respect to certain of the parcels, the resolution of environmental matters.

     The Company's principal cash requirements include debt service, capital expenditures, acquisitions, and payment of other liabilities. Other liabilities that require the use of cash include post-employment benefits for retirees, environmental investigation and remediation obligations, litigation settlements and related costs.

     The Company maintains credit agreements (the "Credit Agreements") with a consortium of banks, which provides revolving credit facilities to RHI, FHC and Banner and term loans to Banner (collectively the "Credit Facilities").

     Prior to July 29, 1996, the Company through its subsidiary FHC, borrowed under an Interim Credit Agreement (the "Interim Credit Agreement") with a consortium of banks. The Interim Credit Agreement at FHC matured on July 29, 1996, at which time the Company repaid in full the loans made under the Interim Credit Agreement. On July 26, 1996, the Company amended and restated the terms and provisions of the Interim Credit Agreement in their entirety (the "Restated Credit Agreement"). The Restated Credit Agreement extends to July 28, 2000, the maturity of FHC's revolving credit facility (the "FHC Revolver"). The FHC Revolver has a borrowing limit of $52.0 million and requires a borrowing base to determine availability under the limit. The borrowing base is determined monthly based upon specified percentages of FHC's accounts receivable, inventories and the appraised value of equipment
and real property.   The FHC Revolver consists of up to $40.0 million
available for domestic operations and $12.0 million available for  European
operations.   The FHC Revolver generally bears interest at a base rate of 1
1/2% over the greater of (i) Citibank New York's base rate, or (ii) the Federal Funds Rate plus 1/2% for domestic borrowings and at 2 1/2% over Citibank London's base rate for foreign borrowings. FHC's Revolver is subject to a non-use commitment fee of 1/2% on the average unused availability; and outstanding letters of credit are subject to fees of 2 3/4% per annum.

     The Restated Credit Agreement requires FHC to comply with certain financial and non-financial loan covenants, including maintaining a minimum net worth of $150.0 million and maintaining certain interest and fixed charge coverage ratios at the end of each Fiscal Quarter. Additionally, the Restated Credit Agreement restricts the FHC's annual capital expenditures to $12.0 million. Substantially all of FHC's assets are pledged as collateral under the Restated Credit Agreement. At December 29, 1996, FHC was in compliance with all the covenants under the Restated Credit Agreement.

     FHC may transfer available cash as dividends to the Company.

     The Company's Credit Agreements provides a $4.3 million revolving credit facility (the "RHI Credit Agreement") which generally bears a base interest of 1/2% over the prime rate, requires a commitment fee of 1/2%, and matures on May 26, 1998. The RHI Credit Agreement requires the Company to comply with specified covenants and maintain a consolidated net worth of $175.0 million. Additionally, the Company's capital expenditures are restricted, except for certain leasehold improvements, to $2.0 million per Fiscal Year plus the selling price of fixed assets for such Fiscal Year. At December 29, 1996, the Company was in compliance with all the covenants under RHI's Credit Agreement.

     Banner has a credit agreement (the "Banner Credit Agreement") which provides Banner and its subsidiaries with funds for working capital and potential acquisitions. The Banner Credit Agreement consists of a $55.0 million term loan and a $71.5 million revolving credit facility, both of which initially bear interest at prime plus 1 1/4% or LIBOR plus 2 1/2%, and a $30.0 million seven-year term loan ("Tranche B Loan"), and requires that loans made to Banner do not exceed a defined borrowing base, which is based upon a percentage of inventories and accounts receivable. The Tranche B Loan bears interest at Prime plus 1 3/4% or LIBOR plus 3%. Banner's term loans require certain semiannual loan payments. Interest rates on Banner's borrowings whether computed at the prime rate or LIBOR may increase by 1/4% or decrease by up to 1% based upon certain performance criteria. On December 31, 1996, Banner's performance level resulted in borrowings under the Banner Credit Agreement being at an interest rate of prime plus 1% and LIBOR plus 2 1/4% for the quarter ending March 31, 1997. Banner's revolving credit facility is subject to a non-use fee of 1/2% of the unused availability. Substantially all of Banner's assets are pledged as collateral under the Banner Credit Agreement. The Banner Credit Agreement matures August 2001.


     The Banner Credit Agreement requires quarterly compliance with various financial and non-financial loan covenants, including maintenance of a minimum net worth, and minimum ratios of interest coverage, fixed charge coverage, and debt to earnings before interest, taxes, depreciation and amortization. Banner also has certain limitations on the incurrence of additional debt. As of December 29, 1996, Banner was in compliance with all covenants under the Banner Credit Agreement.

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

     In November 1996, Banner entered into an additional hedge agreement ("Additional Hedge Agreement") with one of its major lenders to provide interest rate protection on $20.0 million of debt for a period of three years. Effectively, the Additional Hedge Agreement provides for a cap of 7 1/4% if the 90 day LIBOR exceeds 7 1/4%. If the 90 day LIBOR drops below 5%, Banner will be required to pay interest at a floor rate of approximately 6%. No cash outlay was required to obtain the Additional Hedge Agreement as the cost of the cap was offset by the sale of the floor.

                         PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings


     Reference is made to Note 11 of Notes to Consolidated Financial
Statements.

Item 5.  Other Information

     Articles have appeared in the French press reporting an investigation by a French magistrate into certain allegedly improper business transactions involving Elf Acquitaine, its former chairman and various third parties, including Maurice Bidermann. In connection with this investigation, the magistrate has made inquiry into allegedly improper transactions between Jeffrey Steiner and that petroleum company. In response to the magistrate's request that Mr. Steiner appear in France as a witness, Mr. Steiner submitted a written statement concerning the transactions and has offered to appear in person if certain arrangements were made. According to the French press, the magistrate has also requested permission to investigate other allegedly improper transactions involving another French petroleum company and, if granted, inquiry into transactions between Mr. Steiner and such company could ensue. The Board of Directors of the Company's parent, The Fairchild Corporation, has formed a special committee of outside directors to advise it with respect to these matters, and the special committee has retained counsel.

Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits
         --------
        (i) Financial Data Schedules

     (b) Reports on Form 8-K
         -------------------
         No reports on Form 8-K were filed during the quarter.



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


Date:  February 12, 1997