Form 10-K/A
period 1996-06-30
RHI HOLDINGS INC
filed 1997-05-13
CIK 83573

SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                             --------------------
                                 FORM 10-K/A
                             --------------------

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

For the year ended June 30, 1996         Commission File Number:  1-373
                   -------------                                  -----

                             RHI HOLDINGS, INC.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

          Delaware                                   34-1545939
------------------------------                    -------------------
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                    Identification No.)

Washington Dulles International Airport
 300 West Service Road, P.O. Box 10803
         Chantilly, Virginia                              20153
----------------------------------------                ----------
(Address of principal executive offices)                (Zip Code)

               (703) 478-5800
----------------------------------------------------
(Registrant's Telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

                                                     Name of each exchange
Title of each class                                  on which registered
-----------------------------------------------      ---------------------

11 7/8% Senior Subordinated Debentures Due 1999      New York Stock Exchange
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

AMENDMENT
---------

     The primary purpose of this Amendment is to provide an Exhibit listing which incorporates by reference the December 31, 1996 Form 10-K recently filed by Shared Technologies Fairchild Inc., who has a fiscal year which differs from the Registrant's. (See new Exbigit 99(c)). The Registrant holds a significant equity investment interest in Shared Technologies Fairchild Inc. Other minor modifications to Exhibit 10(a)(xi), Exhibit 10(a)(xii), Exhibit 10(a)(h) and Exhibit 10(a)(i) have been made. The full exhibit index is being provided.

ITEM 14. EXHIBITS:
------------------

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

10(a)(xi)  Amendment No. 11, dated as of September 6, 1995, to Restated and
           Amended Credit Agreement dated as of July 27, 1992.

10(a)(xii) Amendment No. 12, dated as of January 22, 1996, to Restated and
           Amended Credit Agreement dated as of July 27, 1992.

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

10(a)(d) Credit Agreement dated as of March 13, 1996, among Fairchild Holding Corporation ("FHC"), Citicorp USA, Inc. and certain financial institutions.

10(a)(e) Restated and Amended Credit Agreement dated as of May 27, 1996, (the "RHI Credit Agreement"), among RHI, Citicorp USA, Inc. and certain financial institutions.

10(a)(e)(i)  Amendment No. 1 dated as of July 29, 1996, to the RHI Credit
           Agreement dated as of May 27, 1996.

10(a)(f) Restated and Amended Credit Agreement dated as of July 26, 1996, (the "FHC Credit Agreement"), among FHC, Citicorp USA, Inc. and certain financial institutions.

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

21         List of subsidiaries of RHI Holdings, Inc.

27         Financial Data Schedules.

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

99(c) Financial statements, related notes thereto and Auditors' Report of Shared Technologies Fairchild Inc. for the fiscal year ended December 31, 1996 (incorporated by reference to the Shared Technologies Fairchild Inc. Form 10-K for fiscal year ended December 31, 1996).

* Filed herewith

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                RHI HOLDINGS, INC.

                                Registrant



                                By:  Colin M. Cohen
                                     Vice President and
                                     Chief Financial Officer

Date: May 13, 1997