Form 10-K
period 1997-06-30
RHI HOLDINGS INC
filed 1997-09-26
CIK 83573

SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                             --------------------
                                   FORM 10-K
                             --------------------

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

For the year ended June 30, 1997         Commission File Number: 1-373
                   -------------                                 -----

                             RHI HOLDINGS, INC.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

          Delaware                                   34-1545939
------------------------------                   -------------------
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                    IdentificationNo.)

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

Securities registered pursuant to Section 12(b) of the Act:

                                                     Name of eachexchange
Title of each class                                  on whichregistered
-----------------------------------------------     ---------------------

11 7/8% Senior Subordinated Debentures Due 1999      New York StockExchange
-----------------------------------------------     -----------------------

Securities registered pursuant to Section 12(g) of the Act:  None
                                                             ----

     Indicate by check mark whether the registrant (1) has filed required to be filed by Section 13 or 15(d) of the SecuritiesExchange Act of
1934 during the preceding 12 months (or for such shorter periodthat the registrant was required to file such reports), and (2) has beensubject to such filing requirements for the past 90 days.
                                                       Yes  X  No
                                                          ----  ----

OMISSION OF CERTAIN INFORMATION
-------------------------------

     Registrant meets the conditions set forth in GeneralInstructions J(1)(a) and (b) of Form 10-K and is therefore filing this Form withthe reduced disclosure format.

DOCUMENTS INCORPORATED BY REFERENCE:   None
                                       ----
     The Exhibit index is located on page 54.
                                   INDEX TO
                          ANNUAL REPORT ON FORM 10-K
                         FOR YEAR ENDED JUNE 30, 1997

PART I                                                                Page

     Item 1.    Business . . . . . . . . . . . . . . . . . . . . .. .   4

     Item 2.    Properties . . . . . . . . . . . . . . . . . . . .. .   7

     Item 3.    Legal Proceedings  . . . . . . . . . . . . . . . .. .   8

     Item 4.    Submission of Matters to a Vote of Stockholders  .. .   8

PART II

     Item 5.    Market for the Company's Common Equity and Related
                Stockholder Matters. . . . . . . . . . . . . . . .. .   9

     Item 6.*   Selected Financial Data  . . . . . . . . . . . . .. .   9

     Item 7.    Management's Discussion and Analysis of Results of
                Operations and Financial Condition . . . . . . . .. .   9

     Item 8.    Financial Statements and Supplementary Data  . . .. .  18

     Item 9.    Disagreements on Accounting and FinancialDisclosure .  53

PART III

     Item 10.*  Directors and Executive Officers of the Registrant. .  53

     Item 11.*  Executive Compensation . . . . . . . . . . . . . .. .  53

     Item 12.*  Security Ownership of Certain Beneficial Owners and
                Management . . . . . . . . . . . . . . . . . . . .. .  53

     Item 13.*  Certain Relationships and Related Transactions . .. .  53

     Item 14.   Exhibits, Financial Statements Schedules andReports
                on Form 8-K  . . . . . . . . . . . . . . . . . . .. .  54


*Item of Form 10-K is omitted in accordance with GeneralInstruction J, Omission of Information by Certain Wholly-Owned Subsidiaries.
                                  ------

ITEM 1.  BUSINESS
-----------------

     Item 1 of Form 10-K is omitted in accordance with GeneralInstruction J(2)(d), Omission of Information by Certain Wholly-OwnedSubsidiaries. A brief description of the business done by RHI Holdings, Inc. andits subsidiaries is furnished in lieu thereof:

(a)  Brief Description
     -----------------

     RHI Holdings, Inc. (the "Company"), formerly known as RexnordHoldings Inc., is essentially a holding company incorporated in Delaware. It has two principal operating subsidiaries, Fairchild Holding Corporation("FHC") and Banner Aerospace, Inc. ("Banner"). As used herein, the term"Company" refers to RHI Holdings, Inc. and its subsidiaries, unless otherwiseindicated. The Company is a wholly-owned subsidiary of The Fairchild Corporation("TFC"). The Company also holds significant equity interests in SharedTechnologies Fairchild, Inc. ("STFI"), which provides telecommunicationsservices and systems domestically, and Nacanco Paketleme ("Nacanco"), whichmanufactures customized cans for the beverage industry in Turkey.

     The Company's principal operations are primarily conducted inthree distinct business units: Aerospace Fasteners, AerospaceDistribution, and Technology Products. The Aerospace Fasteners unit designs,manufactures and markets high performance, specialty fastening systems, primarilyfor aerospace applications. The Aerospace Distribution unit is aleading international distributor which provides a wide range of aircraftparts and related support services. The Technology Products unit designs,manufactures, and markets high performance production equipment and systemsrequired for the manufacture of semiconductor chips, compact discs, and flat displays. For a comparison of the sales of each of the Company'sbusiness segments for each of the last three fiscal years, see Note 21, inItem 8, "Financial Statements and Supplementary Data", which is hereinincorporated by reference.

     The Company also owns a significant equity interest in Shared Technologies Fairchild Inc. ("STFI"), which providestelecommunications services and systems domestically, and Nacanco Paketleme("Nacanco"), which manufactures customized cans for the beverage industry in Turkey.

Recent Developments
-------------------

    Recent developments of the Company are incorporated herein byreference from "Recent Developments and Significant Business Combinations"included in
Item 7 "Management's Discussion and Analysis of Results ofOperations and Financial Condition".

Aerospace Fasteners
-------------------

     The Company, through its Aerospace Fasteners segment, is aleading worldwide manufacturer and supplier of fastening systems used inthe construction and maintenance of commercial and military aircraft. The Aerospace Fasteners segment accounted for 36.6% of total Company sales for the year ended June 30, 1997.

Aerospace Distribution
----------------------

     The Company increased its ownership of Banner to a majority interest level in February 1996. The Company, through Banner (its Aerospace Distribution segment), distributes a wide variety of aircraftparts, which it carries in inventory. In addition to selling products that it haspurchased on the open market, Banner also acts as a non-exclusive, authorized distributor of many different aerospace related product lines. No single distributor arrangement is material to the Company's financial through Banner, the Aerospace Distribution segment accounted for 56.0% of total Company sales in Fiscal 1997.

Technology Products
-------------------

     Acquired by the Company in June 1994, Fairchild Technologies("FT") is a global organization that manufactures, markets and servicescapital equipment for recordable compact disc (CD-R) and advancedsemiconductor manufacturing. FT's products are used worldwide to produce CD-R's,CDs and CD-ROMs, as well as integrated circuits for the data processing, communications, transportation, automotive, consumer electronic industries, and for the military.

Communications Services
-----------------------

     On March 13, 1996, the Company's Fairchild Communications Services Company ("FCSC") was merged with STI. As a result of the Merger,the Company is accounting for its investment in STFI using the equity method. Prior to March 13, 1996, the Company consolidated the results of FCSC.

Other Operations
----------------

     Other operations consists primarily of two distinct companiesoperating under the trade names Fairchild Gas Springs Division ("Gas Springs") and Fairchild Scandinavian Bellyloading Comapny ("SBC"). Gas Springs manufactures devices used in raising, lowering or moving of heavy loads. SBC produces a sliding carpet loading system for installation in the cargo area of commercial aircraft. SBC was recently sold (see Note 2 in Item 8,"Financial Statements and Supplementary Data").

Foreign Operations
------------------

     The Company's operations are located primarily in the United States and Europe. Inter-area sales are not significant to the total revenue geographic area. Export sales are made by U.S. based operations to customers in non-U.S. countries, whereas foreign sales are made by theCompany's non-U.S. subsidiaries. For the Company's sales results by geographic area and export sales, see Note 20 of the Company's consolidated financial statements included in Item 8, "Financial Statements and Supplementary Data".

Major Customers
---------------

     No single customer accounted for more than 10% of consolidated sales in any of the Company's business segments for the year ended June 30,1997.

Backlog of Orders
-----------------

    Backlog is significant to all the Company's operations, due to long-term production requirements of its customers. The Company's backlog of orders as of June 30, 1997 in the Aerospace Fasteners segment, Aerospace Distribution segment, and Fairchild Technologies amounted to $195.7 million, $90.9 million, and $63.1 million, respectively, with a "Book-to-Bill"ratio of 1.9, 1.1, and 1.3, respectively. The Company anticipates that approximately 94.8% of the aggregate backlog at June 30, 1997 will be delivered by June 30, 1998.

Suppliers
---------

     The Company does not consider itself to be materially dependent upon any one supplier, but is dependent upon a wide range of subcontractors, vendors and suppliers of materials to meet its commitments to its customers.

Research and Patents
--------------------

     The Company's research and development activities have included: applied research; development of new products; testing and evaluation of,and and processes; development of product innovations designed to meet government safety and environmental requirements; and development of technical services for manufacturing and marketing. The Company's sponsored researchand development expenditures amounted to $7.8 million, $.1 million, and$ 1.0 million for the years ended June 30, 1997, 1996, and 1995,respectively. The Company owns patents relating to the design and manufacture of certain of its products and is a licensee of technology covered by the patents of other companies. The Company does not believe that any of its businesssegments are dependent upon any single patent.

Personnel
---------

    As of June 30, 1997, the Company had approximately 3,900 employees. Approximately 5% of these employees were covered by collective bargaining agreements. The Company believes that its relations with its employees are good.

Environmental Matters
---------------------

     A discussion of Environmental Matters is included in Note 18 to the Company's Consolidated Financial Statements, included in Item 8, "Financial Statements and Supplementary Data" and is herein incorporated by reference.

ITEM 2.   PROPERTIES
--------------------

     As of June 30, 1997, the Company owned or leased properties totaling approximately 1,644,000 square feet, approximately 831,000 square feet of which was owned and 813,000 square feet was leased. The Aerospace Fasteners segment's properties consisted of approximately 632,000 square feet, with principal operating facilities of approximately 516,000 square feet concentrated in Southern California and Germany. The Aerospace segments properties consisted of approximately 703,000 square feet, with principal operating facilities of approximately 473,000 square feet located in California, Connecticut, Florida, Missouri, Texas and Utah. The Technology Products segment's properties consisted of approximately 117,000 square feet, with principal operating facilities of approximately 82,000 square feet located in California and Germany.

     The Company owns its corporate headquarters at Washington-Dulles International Airport.

     The Company has several parcels of property which it is attempting to market, lease and/or develop, including: (i) a 68 acre parcel located in Farmingdale, New York, (ii) a 6 acre parcel in Temple City, California, (iii) an 8 acre parcel in Chatsworth, California, and (iv) several other parcels of real estate, primarily located throughout the continental United States.

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

                            Owned or   Square    Business Segment/      Primary
Location                      Leased    Footage         Group             Use
--------                     --------   -------   -----------------      -------
Torrance, California           Owned    284,000   AerospaceFasteners     Manufacturing
Carrollton, Texas              Leased   173,000   AerospaceDistribution  Distribution
Sun Valley, California         Leased   143,000   AerospaceDistribution  Distribution
City of Industry, California   Owned    140,000   AerospaceFasteners     Manufacturing
Chantilly, Virginia            Owned    125,000   Corporate              Office
West Valley City, Utah         Owned     81,000   AerospaceDistribution  Distribution
Suffield, Connecticut          Owned     66,000   AerospaceDistribution  Distribution
Lakeland, Florida              Leased    65,000   AerospaceDistribution  Distribution
Ft. Lauderdale, Florida        Leased    57,000   AerospaceDistribution  Distribution
El Segundo, California         Leased    51,000   AerospaceDistribution  Distribution
Santa Ana, California          Owned     50,000   AerospaceFasteners     Manufacturing
Earth City, Missouri           Leased    50,000   AerospaceDistribution  Distribution
Vaihingen, Germany             Leased    49,000   TechnologyProducts     Manufacturing
Kelkheim, Germany              Leased    42,000   AerospaceFasteners     Manufacturing
Fremont, California            Leased    31,000   TechnologyProducts     Manufacturing

     Information concerning long-term rental obligations of the Company at June 30, 1997, is set forth in Note 17 to the Company'sconsolidated financial statements, included in Item 8, "Financial Statements and Supplementary Data" and is incorporated herein by reference.

ITEM 3.   LEGAL PROCEEDINGS
---------------------------

     A discussion of legal proceedings is included in Note 18 tothe
Company's Consolidated Financial Statements, included in Item 8, "Statements and Supplementary Data" and is incorporated herein by reference.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS
--------------------------------------------------------

     None
                                  -------

ITEM 5.  MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED
----------------------------------------------------------
         STOCKHOLDER MATTERS
         -------------------

     All of the Company's outstanding common stock is held by TFC. There is no established public trading market and no dividends have beendeclared for this class of common stock.

ITEM 6.  SELECTED FINANCIAL DATA
--------------------------------

     Item 6 of Form 10-K is omitted in accordance with GeneralInstructions J(2)(a), Omission of Information by Certain Wholly-OwnedSubsidiaries.

ITEM 7.  MANAGEMENT DISCUSSION AND ANALYSIS OF
----------------------------------------------
         RESULTS OF OPERATIONS AND FINANCIAL CONDITION
         ---------------------------------------------

     Item 7 of Form 10-K is omitted in accordance with GeneralInstruction J(2)(a), Omission of Information by Certain Wholly-OwnedSubsidiaries. Management's narrative analysis of the results of operations is furnished in lieu thereof:

MANAGEMENT'S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS
------------------------------------------------------------

     RHI Holdings, Inc. (the "Company"), formerly known as Rexnord Holdings Inc., is essentially a holding company incorporated in the State of Delaware. It has two principal operating subsidiaries, Fairchild Holding Corporation ("FHC") and Banner Aerospace, Inc. ("Banner"). The Company is awholly-owned subsidiary of The Fairchild Corporation ("TFC"). The Company also holds a significant equity interest in Shared Technologies Fairchild, Inc. ("STFI") and Nacanco Paketleme ("Nacanco").

CAUTIONARY STATEMENT
     Certain statements in the financial discussion and analysis by management contain forward-looking information that involves risk and uncertainty, including current trend information, projections for deliveries, backlog, and other trend projections. Actual future results may differ materially depending on a variety of factors, including product demand; performance issues with key suppliers; customer satisfaction and qualification issues; labor disputes; governmental export and import policies; worldwide political stability and economic growth; and legal proceedings.

RECENT DEVELOPMENTS AND SIGNIFICANT BUSINESS COMBINATIONS

     In January 1997, Banner, through its subsidiary, Dallas Aerospace, Inc., acquired PB Herndon Company ("PB Herndon") in a business combination accounted for as a purchase. PB Herndon is a distributor of specialty fastener lines and similar aerospace related components. The total cost of the acquisition was $16.0 million, which exceeded the fair value of the net assets of PB Herndon by approximately $3.5 million. The excess is being amortized using the straight-line method over 40 years.

     In February 1997, the Company completed a transaction (the "Simmonds Acquisition") pursuant to which the Company acquired common shares and convertible debt representing an 84.2% interest, on a fully diluted basis, of Simmonds S.A. ("Simmonds"). The Company initiated a tender offer to purchase the remaining shares and convertible debt held by the public. By Fiscal year-end, the Company had purchased, or placed sufficient cash in escrow to purchase all the remaining shares and convertible debt of Simmonds. The total purchase price of Simmonds, including the assumption of debt, was approximately $62.0 million, which the Company funded with available cash. The Company recorded approximately $13.0 million in goodwill as a result of this acquisition. Simmonds is one of Europe's leading manufacturers and
     On June 30, 1997, the Company sold all the patents of Fairchild Scandinavian Bellyloading Company ("SBC") to Teleflex Incorporated ("Teleflex") for $5.0 million, and immediately thereafter sold all the stock of SBC to a wholly owned subsidiary of Teleflex for $2.0 million. The
Company may also receive an additional amount of up to $7.0 million based on future net sales of the patented products and services. In Fiscal 1997, the Company recorded a $2.5 million nonrecurring gain as a result of these transactions.

     The Company, RHI and Fairchild Industries, Inc. ("FII"), the Company's former subsidiary, entered into an Agreement and Plan of Merger dated as of November 9, 1995 (as amended, the "Merger Agreement") with Shared Technologies Inc. ("STI"). On March 13, 1996, in accordance with the Merger Agreement, STI succeeded to the telecommunications systems and services business operated by the Company's Fairchild Communications Services Company ("FCSC"). The transaction was effected by a Merger of FII with and into STI (the "Merger") with the surviving company renamed STFI. Prior to the Merger, FII transferred all of its assets to, and all of its liabilities were assumed by FHC, except for the assets and liabilities of FCSC, and $223.5 million of the FII's existing debt and preferred stock. As a result of the Merger, the Company received shares of Common Stock and Preferred Stock of STFI, representing approximately a 41% ownership interest in STFI.

     On February 22, 1996, pursuant to the Asset Purchase Agreement dated January 26, 1996, the Company, through its subsidiaries, completed the sale of certain assets, liabilities and the business of the D-M-E Company ("DME") to Cincinnati Milacron Inc. ("CMI"), for a sales price of approximately $244.3 million, as adjusted. The sales price consisted of $74.0 million in cash, and two 8% promissory notes in the aggregate principal amount of $170.3 the 8% CMI Notes.

     On January 27, 1996, FII completed the sale of Fairchild Data Corporation ("Data") to SSE Telecom, Inc. ("SSE") for book value of approximately $4.4 million and 100,000 shares of SSE's common stock valued at $9.06 per share, or $.9 million, at January 26, 1996, and warrants to purchase an additional 50,000 shares of SSE's common stock at $11.09 per share.

     Accordingly, DME and Data have been accounted for as discontinued operations. The combined net sales of DME and Data totaled $108.1 (through January 26, 1996) and $180.8 million for Fiscal 1995. Net earnings from discontinued operations were $9.2 million (through January 26, 1996) and $14.0 million for Fiscal 1995.

     Effective February 25, 1996, the Company completed the transfer of Harco to Banner in exchange for 5,386,477 shares of Banner common stock. The exchange has increased the Company's ownership of Banner common stock from approximately 47.2% to 59.3%, resulting in the Company becoming the majority shareholder of Banner. Accordingly, the Company has consolidated the results of Banner since February 25, 1996. In June 1997, the Company purchased $28.0 million of newly issued Series A Convertible Paid-in-Kind Preferred Stock of Banner. The Company now controls 64.0% of Banner's voting stock. Banner is a leading international supplier to the aerospace industry as a distributor, providing a wide range of aircraft parts and related support services.

RESULTS OF OPERATIONS

     The Company reports in two principal business segments: Aerospace Fasteners and Aerospace Distribution. The Company consolidated pre March 13, 1996 operating results from the Communications Services segment and, effective February 25, 1996, began to consolidate the operating the Aerospace Distribution segment. The results of Fairchild Technologies, together with the results of two smaller companies are combined under Corporate and Other. The following table illustrates the historical sales and operating income of the Company's operations for the past two years.

                                    For the years ended June 30,
(In thousands)                      -----------------------------
                                         1997        1996
Sales:                                 --------    --------
  Aerospace Fasteners...........       $269,026    $218,059
  Aerospace Distribution (a)....        411,765     129,973
  Communications Services (b)...          --         91,290
  Corporate and Other (e).......         70,278      64,445
  Eliminations (c)..............        (15,213)     (5,842)
                                        -------     -------
                                       $735,856    $497,925
                                        =======     =======
Operating Income (Loss):
  Aerospace Fasteners (d).......       $ 17,390     $   135
  Aerospace Distribution (a)....         30,891       5,625
  Communications Services (b)...           --        14,561
  Corporate and other (e).......        (13,989)    (10,583)
                                        -------     -------
Operating income................       $ 34,292     $ 9,738
                                        =======     =======

(a) Effective February 25, 1996, the Company became the majority shareholder of Banner Aerospace, Inc. and, accordingly, began consolidating their results as of that date.

(b) Effective March 13, 1996, the Company began recording its investment in the Communications Services segment using the equity method.

(c) Represents intersegment sales from the Aerospace Fasteners segment to the Aerospace Distribution segment.

(d) Includes restructuring charges of $2.3 million in Fiscal 1996.

(e) Includes sales from Fairchild Technologies of $55.1 million and $57.4 million in 1997 and 1996, respectively, and gross margin from Fairchild
Technologies of $22.6 million, and $19.1 million, respectively.

Consolidated Results
--------------------

     Net sales of $735.9 million in Fiscal 1997 improved significantly by $238 million, or 47.8%, compared to sales of $497.9 million in Fiscal 1996. Together with the effects several strategic business combinations consummated over the past 18 months.

     Gross Margin as a percentage of sales was 27.8% and 23.2% in Fiscal 1997 and 1996, respectively. The increase in the current year was attributable to higher revenues combined with continued productivity improvements achieved during fiscal 1997.

     Selling, General & Administrative expense as a percentage of sales was 21.3% and 19.9% in Fiscal 1997 and 1996, respectively. The increase in the current year was attributable primarily to the increase in selling and marketing costs incurred to support the increase in sales.

     Operating income of $34.3 million in Fiscal 1997 increased $24.6 million, or 252%, compared to operating income of $9.7 million in Fiscal 1996. The increase in operating income was due primarily to the current year's growth in sales and increased operational efficiencies.

     Net interest expense decreased 26.2% in Fiscal 1997 compared to Fiscal 1996. The decrease is due to lower borrowings as a result of the sale of DME and the Merger, in the third quarter of Fiscal 1996, both of which significantly reduced the Company's total debt.

     Investment income, net, was $6.6 million and $4.6 million in Fiscal 1997 and 1996, respectively. The 45.1% increase in 1997 is due primarily to realized gains from the sale of investments in 1997 and losses realized in 1996 on the write-off of two foreign investments.

     Equity in earnings of affiliates increased $2.7 million in Fiscal 1997, compared to Fiscal 1996. The current year's increase is attributable to the amortization of undervalued investments in STFI as a result of the Merger.

     Nonrecurring income in Fiscal 1997 includes the $2.5 million gain from million nontaxable gain resulting from the Merger.

     Income taxes included a $9.9 million tax provision in Fiscal 1997 on a pre-tax income of $24.7 million from continuing operations resulting in an effective tax rate of 40%.

     Earnings from discontinued operations, net, include the earnings, net of tax, from DME and Data for all prior years presented.

     A $53.7 million gain on the disposal of discontinued operations resulted primarily from the sale of DME to CMI in Fiscal 1996.

     Extraordinary items, net, resulted from premiums paid for, redemption costs and consent fees associated with, the retirement of the Senior Notes and the write-off of deferred loan fees, related primarily to Senior Notes and bank debt extinguished early. This totaled $10.4 million, net of a tax benefit, in Fiscal 1996.

     Net earnings in fiscal 1997 compared to fiscal 1996, after excluding the nonrecurring merger gain of $163.1 million and the $53.6 million gain on the sale of discontinued operations in 1996, improved $25.4 million, reflecting the $24.6 million improvement in operating profit.

Segment Results
---------------

Aerospace Fasteners Segment
---------------------------

     Sales in the Aerospace Fasteners segment increased by $51 million to $269 million, up 23.4% in Fiscal 1997, compared to the Fiscal 1996 period, reflecting significant growth in the commercial aerospace industry combined with the Simmonds acquisition. New orders have been strong in recent months resulting in a backlog of $ 195.7 million at June 30, 1997, up from $109.9 million at June 30, 1996.

     Operating income improved from breakeven to $17.4 million during Fiscal 1997. This improvement was achieved as a result of the accelerated growth in the commercial aerospace industry, particularly in the second half of the year. Also, efficiencies achieved during 1997 continued to have positive effects on operating income.

Aerospace Distribution Segment
------------------------------
     Aerospace Distribution sales were up $282 million and operating income was up $25.3 million, primarily the result of reporting twelve months in Fiscal 1997 versus four months in fiscal 1996. On a twelve-month pro forma basis sales were up $90.3 million or 28% and operating income was up $16.2 million or 110%. Sales increases in all three groups, hardware, rotables and engines contributed to these strong results. This segment has benefited from the continuing operation of existing aircraft and growth from acquisitions and internal growth, which has increased market share.

 Communications Services Segment
 -------------------------------

     Sales of $91.3 million were reported for the Communications Services segment in Fiscal 1996 for 8 1/2 months compared to a full 12 months of operating results in Fiscal 1995 as a result of the March 13, 1996 the Communications Services segment with STI. Operating income of $14.6 million was reported for the Communications Services segment in Fiscal 1996 for 8 1/2 months prior to the Merger.

Corporate and Other
-------------------

     The Corporate and Other segment includes Fairchild Technologies, Camloc Gas Springs Division and Fairchild Scandinavian Bellyloading Co. AB (SBC) (formerly the Fairchild Technologies segment). Sales were up at SBC and stable at the other operations. The group reported an increase in sales of 9.1% in Fiscal 1997 compared to the prior year. Operating income decreased $3.4 million in Fiscal 1997, compared to Fiscal 1996. SBC was sold at year-end. Corporate expense is also included in this classification and although it increased in absolute dollars as a percentage of sales it decreased from 2.1 % in 1996 to 1.7% in 1997.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     Working capital at June 30, 1997, was $336.5 million, which was $16.3 million higher than at June 30, 1996. The principal reasons for this change included a $172.4 million decrease in cash, investments and notes receivable, offset by a $72.0 million increase in inventory, a $69.4 million increase in accounts receivable, a $12.8 million increase in prepaid and other current assets, and a $34.5 million decrease in current liabilities.

     The Company's principal cash requirements include debt service, capital expenditures, acquisitions, and payment of other liabilities. Other liabilities that require the use of cash include post-employment benefits for retirees, environmental investigation and remediation obligations, and litigation settlements and related costs. The Company expects that cash on hand, cash generated from operations, and from borrowings and asset sales will be adequate to satisfy cash requirements. Which provide revolving credit facilities to RHI, FHC and Banner,and term loans to Banner. At June 30, 1997, $54 million was available to be borrowed from the Company's credit agreements. As of June 30, 1997, the Company and Banner were in compliance with all covenants under their respective credit agreements. The Company's management intends to take appropriate action to refinance portions of its debt, if necessary, to meet cash requirements. On July 18, 1997, the FHC Credit Agreement was restructured to provide FHC with a $150 million senior credit facility consisting of (i) up to $75 million in revolving loans, with a letter of credit sub-facility of $12 million, and
(ii) a $75 million term loan. (See Note 10 in Item 8, Financial Statements and Supplementary Data).

     The Company also expects to generate cash from the sale of certain assets and liquidation of investments. At June 30, 1997, net assets held for sale had a carrying value of $25.1 million and included two parcels of real estate in California, two landfill limited partnership projects in Pennsylvania, a real estate joint venture in California, and several other parcels elsewhere, which the Company plans to sell, lease or develop, subject to market conditions or, with respect to certain of the parcels, the resolution of environmental matters. The Company has reclassified its Farmingdale property, with a book value of $28.9 million, from net assets held for sale to other assets as the Company has established and pursued a plan to develop this property as commercial real estate.

     Property, plant and equipment increased $40.9 million from June 30, 1996, primarily as a result of the Simmonds Acquisition. Goodwill increased by $14.8 million as a result of the Company's acquisitions in the current Fiscal year.

     On July 16, 1997, STFI entered into a definitive merger
("STFI/Tel-Save Merger") with Tel-Save Holdings, Inc. ("Tel-Save"), pursuant to which Tel-Save will acquire STFI in a business combination accounted for as a pooling of interests. Upon consummation of the STFI/Tel-Save Merger, the Company will receive shares of Tel-Save's common stock, in exchange for its shares of STFI common stock and STFI cumulative convertible preferred stock, as well as approximately $22.0 million cash in redemption of its shares of STFI special preferred stock. As a result of the transaction, the Company will recognize an estimated gain in excess of $100 million. (See Note 22 in Item 8, "Financial Statements and Supplementary Data").

     Management believes it has successfully restructured and repositioned the Company from a diversified industrial company to a focused Aerospace Industry player. As worldwide airlines and aircraft manufacturers increase capacity to meet demand, the Company plans to benefit through internal growth, external growth, and improved productivity. This bodes well for additional improvement of the Company's bottom line.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
-----------------------------------------

     In October 1996, the American Institute of Certified Public Accountants issued Statement of Position 96-1 ("SOP 96-1") "Environmental Remediation Liabilities". SOP 96-1 provides authoritative guidance on specific accounting issues related to the recognition, measurement, and display and disclosure of environmental remediation liabilities. The Company is required to implement SOP 96-1 in Fiscal 1998. The Company's present policy is similar to the policy prescribed by SOP 96-1, therefore, there will be no effect from implementation.

     In February 1997, the Financial Accounting Standards Board ("FASB") issued two pronouncements, Statement of Financial Accounting Standards
No. Standards No. 129 ("SFAS 129") "Disclosure of Information about Capital Structure". SFAS 128 establishes accounting standards for computing and presenting earnings per share ("EPS"). SFAS 128 is effective for periods ending after December 15, 1997, including interim periods, and requires restatement of all prior period EPS data presented. Results from the calculation of simple and diluted earnings per share, as prescribed by SFAS 128, would not be materially different from the calculations for primary and fully diluted earnings per share for years ending June 30, 1997 and June 30, 1996. SFAS 129 establishes standards for disclosure of information about the Company's capital structure and becomes effective for period sending after December 15, 1997.

     In June 1997, FASB issued two pronouncements, Statement of Financial Accounting Standards No. 130 ("SFAS 130") "Reporting Comprehensive Income", and Statement of Financial Accounting Standards No. 131 ("SFAS 131") "Disclosures about Segments of an Enterprise and Related Information". SFAS 130 establishes standards for reporting and display of comprehensive income and its components in the financial statements. SFAS 131 supersedes Statement of Financial Accounting Standards No. 14 "Financial Reporting for Segments of a Business Enterprise" and requires that a public company report certain information about its operating segments in annual and interim financial reports. The Company will adopt SFAS 130 and SFAS 131 inFiscal 1998.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
------------------------------------------------------

     The following consolidated financial statements of the Company and the report of the Company's independent public accountants with respect thereto, are set forth below.
                                                                 Page
                                                                 ----

Consolidated Balance Sheets as of June 30, 1997 and 1996....      19

Consolidated Statements of Earnings For The Three Years Ended
   June 30, 1997, 1996 and 1995.............................      21

Consolidated Statements of Stockholder's Equity For The Three
  Years ended June 30, 1997, 1996 and 1995..................      22

Consolidated Statements of Cash Flows For The Three Years
  Ended June 30, 1997, 1996 and 1995........................      23

Notes to Consolidated Financial Statements..................      24

Report of Independent Public Accountants....................      52

Supplementary data regarding "Quarterly Financial Information (Unaudited)" is set forth under Item 8 in Note 21 to Consolidated Financial Statements.