Form 10-Q
period 1997-09-28
RHI HOLDINGS INC
filed 1997-11-12
CIK 83573

5

                               UNITED STATES

                    SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C. 20549

                                 FORM 10-Q


QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                ACT OF 1934

             For the Quarterly Period Ended September 28, 1997

                       Commission File Number 1-373


                                    RHI HOLDINGS, INC.
          (Exact name of Registrant as specified in its charter)

                  Delaware
34-1545939
(State or other jurisdiction of
(I.R.S. Employer Identification No.)
Incorporation or organization)

Washington Dulles International Airport
300 West Service Road, PO Box 10803
Chantilly, VA                                        20153
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code          (703) 478-5800

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety (90) days.

                             YES    X       NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                        Outstanding at
               Title of Class                September 28, 1997
                              Common      Stock,      $1.00      par       value
100,000

Registrant meets the conditions set forth in general instructions H(1)(a) and (b) of Form 10-Q and is therefore filing this form with reduced disclosure format.
             RHI HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES

                                   INDEX





Page
PART 1.                                    FINANCIAL INFORMATION

      Item 1.Condensed Consolidated Balance Sheets as of September 28, 1997 (Unaudited) and
            June 30, 1997                                   .
3

           Consolidated Statements of Earnings for the Three Months ended September 28, 1997 and September 29, 1996 (Unaudited)
5

           Condensed Consolidated Statements of Cash Flows for the Three Months ended
           September 28, 1997 and September 29, 1996 (Unaudited)
6

           Notes to Condensed Consolidated Financial Statements (Unaudited)
7

      Item 2.Management's Discussion and Analysis of Results of Operations and Financial
           Condition
11

PART II.   OTHER INFORMATION

      Item 1.                              Legal Proceedings
15

      Item 6.               Exhibits and Reports on Form 8-K
15

* For purposes of Part 1 and this Form 10-Q, the term "Company" means RHI Holdings, Inc., and its subsidiaries, unless otherwise indicated. For purposes of Part II, the term "Company" means RHI Holdings, Inc., unless otherwise indicated.

                      PART I:  FINANCIAL INFORMATION

                       ITEM 1:  FINANCIAL STATEMENTS

             RHI HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS
             September 28, 1997 (Unaudited) and June 30, 1997



                                  ASSETS

(In thousands)
                                                     June 30,
                                      September      1997 (*)
                                         28,
                                         1997
CURRENT ASSETS:
Cash and cash equivalents, $4,463 and $     8,244     $   18,901
$4,577 restricted
Short-term investments                     18,332         25,576

Accounts receivable-trade, less           168,053        165,920
allowances of $8,977 and $7,923
Inventories:
Finished goods                            305,071        297,192
Work-in-progress                           29,706         26,887
Raw materials                              24,807         18,626
                                          359,584        342,705
Prepaid expenses and other current         41,226         33,066
assets
Total Current Assets                      595,439        586,168

Property, plant and equipment, net of     131,667        128,176
accumulated depreciation of $124,240
and $130,770

Net assets held for sale                   25,199         25,084
Cost in excess of net assets              149,458        149,996
acquired, (Goodwill) less accumulated
amortization of $35,895 and $35,731
Investments and advances, affiliated      187,627        149,345
companies
Prepaid pension assets                     59,512         59,742
Deferred loan costs                         8,471          6,007
Other assets                               45,995         44,217

TOTAL ASSETS                          $ 1,203,368     $ 1,148,735

*Condensed from audited financial statements

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.


             RHI HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS
             September 28, 1997 (Unaudited) and June 30, 1997



                   LIABILITIES AND STOCKHOLDER'S EQUITY

(In thousands)
                                       September     June 30,
                                          28,        1997 (*)
                                         1997
CURRENT LIABILITIES:
Bank notes payable and current        $    79,748     $   47,322
maturities of long-term debt
Accounts payable                           83,858         83,863
Other accrued liabilities                  82,776         98,550
Income taxes                                   --         19,892
                                          246,382        249,627
Total Current Liabilities

LONG-TERM LIABILITIES:
Long-term debt, less current              236,609        241,540
maturities
Other long-term liabilities                21,912         23,153
Retiree health care liabilities            43,284         43,387
Noncurrent income taxes                   120,282         83,843
Minority interest in subsidiaries          69,224         68,355
TOTAL LIABILITIES                         737,693        709,905

STOCKHOLDER'S EQUITY:
Common Stock                                  100            100
Preferred Stock                               100            100
Paid-in capital                           229,260        229,260
Retained earnings                         188,830        188,159
Cumulative translation adjustment            (884 )       (1,852 )
Net unrealized holding gain on             48,269         23,063
available-for-sale securities

TOTAL STOCKHOLDER'S EQUITY                465,675        438,830

TOTAL LIABILITIES AND STOCKHOLDER'S   $ 1,203,368     $ 1,148,735
EQUITY

*Condensed from audited financial statements

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

             RHI HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES
               CONDENSED STATEMENTS OF EARNINGS (Unaudited)
 For The Three (3) Months Ended September 28, 1997 and September 29, 1996




(In thousands, except per share data)                       Three Months
Ended
                                                     September
                                      September        29,
                                         28,           1996
                                        1997
REVENUE:
Net sales                             $   213,383     $  145,894
Other income, net                           5,385            209
                                          218,768        146,103

COSTS AND EXPENSES:
Cost of goods sold                        161,737        106,306
Selling, general & administrative          44,481         34,933
Research and development                      605             23
Amortization of goodwill                    1,187          1,080
                                          208,010        142,342
OPERATING INCOME                           10,758          3,761

Interest expense                            7,070          8,705
Interest income                              (831 )       (2,308 )
Net interest expense                        6,239          6,397
                                            1,897           (375 )
Investment income (loss), net
Equity in earnings of affiliates            1,751          1,994
Minority interest                            (788 )         (785 )
                                            7,379         (1,802 )
EARNINGS (LOSS) BEFORE TAXES
                                            2,358           (122 )
Income tax provision (benefit)

NET EARNINGS (LOSS)                   $     5,021     $   (1,680 )



The accompanying notes to summarized financial information are an integral part of these statements.

             RHI HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES
        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
 For The Three (3) Months Ended September 28, 1997 and September 29, 1996


(In thousands)                                          Three Months Ended
                                       September    September
                                          28,          29,
                                         1997        1996 (*)
Cash flows provided by (used for)
Operations:
Net earnings (loss)                         5,021         (1,680 )
                                     $              $
Depreciation and amortization               6,557          4,931
Accretion of discount on long-term           (569 )          839
liabilities
Distributed earnings of affiliates,           715          1,290
net
Minority interest                             788            785
Changes in assets and liabilities         (45,401 )      (48,782 )
                                          (32,889 )      (42,617 )
Net cash used for operations

Investments:
Net proceeds from the sale of                  --        173,719
discontinued operations
Purchase of property, plant and           (10,178 )       (2,131 )
equipment
Net proceeds received from                  8,007             15
investments
Changes in net assets held for sale          (139 )       (1,230 )
Other, net                                     45              5
                                           (2,265 )      170,378
Net cash provided by (used for)
investments

Financing:
Proceeds from issuance of debt             95,109         33,473
Debt repayments and repurchase of         (67,631 )      (77,566 )
debentures, net
Payment of dividends                       (4,350 )       (5,000 )
                                           23,128        (49,093 )
Net cash provided by (used for)
financing
                                            1,369            588
Effects of exchange rate changes on
cash
Net increase (decrease) in cash and       (10,657 )       79,256
cash equivalents
Cash and cash equivalents, beginning       18,901         36,112
of period

Cash and cash equivalents, end of     $     8,244     $  115,368
period



The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

             RHI HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES
     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                   (In thousands, except per share data)


1.  FINANCIAL STATMENTS

      The consolidated balance sheet as of September 28, 1997 and the consolidated statements of earnings and cash flows for the three months ended September 28, 1997 and September 29, 1996 have been prepared by the Company, without audit. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 28, 1997, and for all periods presented, have been made. The balance sheet at June 30, 1997 was condensed from the audited financial statements as of that date.

      Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 1997 Form 10-K and Banner Aerospace, Inc.'s March 31, 1997 Form 10-K. The results of operations for the period ended September 28, 1997 are not necessarily indicative of the operating results for the full year. Certain amounts in prior years' quarterly financial statements have been reclassified to conform to the current presentation.

2.  BUSINESS COMBINATIONS

      The Company's acquisitions described in this section have been accounted for using the purchase method. The purchase prices assigned to net assets acquired were based on the fair value of such assets and liabilities at the respective acquisition dates.

      In February 1997, the Company completed a transaction (the "Simmonds Acquisition") pursuant to which the Company acquired common shares and convertible debt representing an 84.2% interest, on a fully diluted basis, of Simmonds S.A. ("Simmonds"). The Company initiated a tender offer to purchase the remaining shares and convertible debt held by the public. By June 30, 1997, the Company had purchased, or placed sufficient cash in escrow to purchase, all the remaining shares and convertible debt of Simmonds. The total purchase price of Simmonds, including the assumption of debt, was approximately $62,000, which the Company funded with available cash. The Company recorded approximately $13,750 in goodwill as a result of this acquisition, which will be amortized using the straight-line method over 40 years. Simmonds is one of Europe's leading manufacturers and distributors of aerospace and automotive fasteners.

      In January 1997, Banner Aerospace, Inc. ("Banner"), a majority-owned subsidiary of the Company, acquired PB Herndon Company ("PB Herndon") in a business combination accounted for as a purchase. The total cost of the acquisition was $16,000, including the assumption of $1,300 in debt, which exceeded the fair value of the net assets of PB Herndon by approximately $3,500, which is being amortized using the straight-line method over 40 years. The Company purchased PB Herndon with available cash. PB Herndon is a distributor of specialty fastener lines and similar aerospace related components.

      On June 30, 1997, the Company sold all the patents of Fairchild Scandinavian Bellyloading Company ("SBC") to Teleflex Incorporated ("Teleflex") for $5,000, and immediately thereafter sold all the stock of SBC to a wholly owned subsidiary of Teleflex for $2,000. The Company may also receive additional proceeds of up to $7,000 based on future net sales of SBC's patented products and services.

3.  RESTRICTED CASH

      The Company had approximately $4,463 and $4,839 of restricted cash on September 28, 1997 and June 30, 1997, respectively, all of which is maintained as collateral for certain debt facilities.

4.  SUMMARIZED STATEMENT OF EARNINGS INFORMATION

       The   following  table  presents  summarized  historical   financial
information,  on  a  combined  100%  basis,  of  the  Company's   principal
investments, which are accounted for using the equity method.

                                                       Three Months Ended
                                       September    September
                                          28,          29,
                                         1997          1996
Net sales                                  82,025         80,037
                                     $              $
Gross profit                               35,686         34,997
Earnings from continuing operations         2,501          4,052
Net earnings                                2,501          4,052


    The Company owns approximately 31.9% of Nacanco Paketleme common stock. The Company recorded equity earnings of $1,692 and $1,560 from this investment for the three months ended September 28, 1997 and September 29, 1996, respectively.

       On September 28, 1997, the Company's investments in Shared Technologies Fairchild Inc. ("STFI") consisted of (i) $22,703 carrying value for $25,000 face value of 6% cumulative Convertible Preferred Stock,
(ii) $11,666 carrying value for $20,000 face value of Special Preferred Stock, and (iii) $(2,332) carrying value for 6,225,000 shares of common stock. At the close of trading on September 26, 1997, STFI's common stock was quoted at $11.56 per share. Based on this price, the Company's investment in STFI common stock had an approximate market value of $71,977. The Company recorded equity earnings of $59 and $434 from these investments during the three months ended September 28, 1997 and September 29, 1996, respectively.

     On July 16, 1997, STFI entered into a definitive merger agreement (the "STFI/Tel-Save Merger") with Tel-Save Holdings, Inc. ("Tel-Save"), pursuant to which Tel-Save would acquire STFI in a business combination accounted for as a pooling of interests. Upon consummation of the STFI/Tel-Save Merger, the Company will receive shares of Tel-Save's common stock in exchange for its shares of STFI common stock and STFI cumulative convertible preferred stock. The price to be paid by Tel-Save is $11.25 for each share of STFI. This price may increase depending on the price of Tel-Save prior to the effective date of the merger. In addition, the Company will receive approximately $22,000 cash in redemption for its shares of STFI special preferred stock. Tel-Save and STFI have scheduled shareholder meetings on December 1, 1997, to vote on the planned merger. As a result of the transaction, the Company expects to recognize a pre-tax gain in excess of $100,000.

      The company investments in TFC are considered available-for-sale securities and are carried at market value. As of September 28, 1997, the carrying value of the Company's investment in 4,369,400 shares of TFC common stock was $117,427 and included an increase of $72,821, before tax, to market value. The Company's unrealized gain of $38,778 and $6,008 from its investment in TFC common stock in the three months ended September 28, 1997 and September 29, 1996, respectively, is included in the equity section of the balance sheet, net of the income tax effect.

5.  CREDIT AGREEMENTS

       On July 18, 1997, the FHC Credit Agreement was restructured to provide FHC with a $150,000 senior secured credit facility (the "FHC Facility") consisting of (i) a $75,000 revolver loan, with a letter of credit sub-facility of $12,000, and (ii) a $75,000 term loan. Advances made under the FHC Facility would generally bear interest at a rate of, at the Company's option, (i) 2% over the Citibank N.A. base rate, or (ii) 3 1/4% over the Eurodollar Rate ("LIBOR"). The FHC Facility is subject to a non-use commitment fee of 1/2% of the aggregate unused availability; and outstanding letters of credit are subject to fees of 3 1/2% per annum. A borrowing base is calculated monthly to determine the amounts available under the FHC Facility. The borrowing base is determined monthly based upon specified percentages of (i) FHC's accounts receivable, inventories, and the appraised value of equipment and real property, and (ii) assets pledged by the Company to secure the facility. The FHC Facility matures on July 28, 2000. The FHC Facility provides that on December 31, 1998, the Company must repay the term loan, in full, together with an amount necessary to reduce the outstanding revolving loans to $52,000, if the Company has not complied with certain financial covenant requirements as of September 30, 1998. The Company was in compliance with all of its credit agreements on September 28, 1997.

     In August 1997, the Company entered into a delayed-start swap interest rate lock hedge agreement (the "FHC Hedge Agreement") to reduce its exposure to increases in interest rates on variable rate debt. Beginning on December 15, 1997, the FHC Hedge Agreement will provide interest rate protection on $100,000 of variable rate debt for ten years, with interest being calculated based on a fixed LIBOR rate of 6.696%.

6.  MINORITY INTEREST IN CONSOLIDATED SUBSIDIARIES

      On September 28, 1997, the Company had $69,224 of minority interest, of which $68,964 represents approximately 40.7% of Banner's common stock outstanding on a consolidated basis.

7. DIVIDENDS PAID TO PARENT

      During the three months ended September 28, 1997 and September 29, 1996, the Company paid cash dividends of $4,350 and $5,000, respectively, to TFC.

8.  CONTINGENCIES

     Government Claims

      The Corporate Administrative Contracting Officer (the "ACO"), based upon the advice of the United States Defense Contract Audit Agency, has made a determination that Fairchild Industries, Inc. ("FII"), a former subsidiary of the company, did not comply with Federal Acquisition Regulations and Cost Accounting Standards in accounting for (i) the 1985 reversion to FII of certain assets of terminated defined benefit pension plans, and (ii) pension costs upon the closing of segments of FII's business. The ACO has directed FII to prepare cost impact proposals relating to such plan terminations and segment closings and, following receipt of such cost impact proposals, may seek adjustments to contract prices. The ACO alleges that substantial amounts will be due if such adjustments are made. The Company believes it has properly accounted for the asset reversions in accordance with applicable accounting standards. The Company has held discussions with the government to attempt to resolve these pension accounting issues.

     Environmental Matters

      The Company's operations are subject to stringent Government imposed environmental laws and regulations concerning, among other things, the discharge of materials into the environment and the generation, handling, storage, transportation and disposal of waste and hazardous materials. To date, such laws and regulations have not had a material effect on the financial condition, results of operations, or net cash flows of the Company, although the Company has expended, and can be expected to expend in the future, significant amounts for investigation of environmental conditions and installation of environmental control facilities, remediation of environmental conditions and other similar matters, particularly in the Aerospace Fasteners segment.

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

      As of September 28, 1997, the consolidated total recorded liabilities of the Company for environmental matters approximated $8,300, which represented the estimated probable exposures for these matters. It is reasonably possible that the Company's total exposure for these matters could be approximately $13,000 on an undiscounted cash flow basis.

     Other Matters

      The Company is involved in various other claims and lawsuits incidental to its business, some of which involve substantial amounts. The Company, either on its own or through its insurance carriers, is contesting these matters. In the opinion of management, the ultimate resolution of the legal proceedings, including those aforementioned, will not have a material adverse effect on the financial condition, or future results of operations or net cash flows of the Company.

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

      The following discussion and analysis provide information which management believes is relevant to assessment and understanding of the Company's consolidated results of operations and financial condition. The discussion should be read in conjunction with the consolidated financial statements and notes thereto.

CAUTIONARY STATEMENT

      Certain statements in the financial discussion and analysis by management contain forward-looking information that involves risk and uncertainty, including current trend information, projections for deliveries, backlog, and other trend projections. Actual future results may differ materially depending on a variety of factors, including product demand; performance issues with key suppliers; customer satisfaction and qualification issues; labor disputes; governmental export and import policies; worldwide political stability and economic growth; legal proceedings; business combinations; investment risks; and acts of nature.

RECENT DEVELOPMENTS

     On July 16, 1997, STFI entered into a definitive merger agreement (the "STFI/Tel-Save Merger") with Tel-Save Holdings, Inc. ("Tel-Save"), pursuant to which Tel-Save plans to acquire STFI in a business combination accounted for as a pooling of interests. Upon consummation of the STFI/Tel-Save Merger, the Company will receive shares of Tel-Save's common stock in exchange for its shares of STFI common stock and STFI cumulative convertible preferred stock. The price to be paid by Tel-Save is $11.25 for each share of STFI. This price may increase depending on the price of Tel-Save prior to the effective date of the merger. In addition, the Company will receive approximately $22 million cash in redemption for its shares of STFI special preferred stock. The Company expects the merger to be consummated prior to December 31, 1997. As a result of the transaction, the Company would recognize a pre-tax gain in excess of $100 million.

      On June 30, 1997, the Company sold all the patents of Fairchild Scandinavian Bellyloading Company ("SBC") to Teleflex Incorporated ("Teleflex") for $5.0 million, and immediately thereafter sold all the stock of SBC to a wholly owned subsidiary of Teleflex for $2.0 million. The Company may also receive additional proceeds of up to $7.0 million based on future net sales of SBC's patented products and services.

      In February 1997, the Company completed a transaction (the "Simmonds Acquisition") pursuant to which the Company acquired common shares and convertible debt representing an 84.2% interest, on a fully diluted basis, of Simmonds S.A. ("Simmonds"). The Company initiated a tender offer to purchase the remaining shares and convertible debt held by the public. By June 30, 1997, the Company had purchased, or placed sufficient cash in escrow to purchase, all the remaining shares and convertible debt of Simmonds. The total purchase price of Simmonds, including the assumption of debt, was approximately $62.0 million, which the Company funded with available cash. The Company recorded approximately $13.7 million in goodwill as a result of this acquisition, which will be amortized using the straight-line method over 40 years. Simmonds is one of Europe's leading manufacturers and distributors of aerospace and automotive fasteners.

      In January 1997, Banner, through its subsidiary, Dallas Aerospace, Inc., acquired PB Herndon Company ("PB Herndon") in a business combination accounted for as a purchase. The total cost of the acquisition was $16.0 million, including the assumption of $1.3 million in debt, which exceeded the fair value of the net assets of PB Herndon by approximately $3.5 million. The excess is being amortized using the straight-line method over 40 years. The Company purchased PB Herndon with available cash. PB Herndon is a distributor of specialty fastener lines and similar aerospace related components.

RESULTS OF OPERATIONS

      The  Company  currently reports in two principal  business  segments:
Aerospace Fasteners and Aerospace Distribution. The results of Fairchild Technologies, together with the results of Gas Springs and SBC (for the prior year period) are included in the Corporate and Other classification. The following table illustrates the historical sales and operating income of the Company's operations for the three months ended September 28, 1997 and September 29, 1996.

(In thousands)                                    For the Quarter Ended
                                       September     September
                                       28, 1997      29, 1996
Sales by Segment:
Aerospace Fasteners                        76,847         55,047
                                     $              $
Aerospace Distribution                    122,914         84,107
Corporate and Other                        18,469          9,458
Eliminations (a)                           (4,847 )       (2,718 )
                                          213,383        145,894
Total Sales                           $              $

Operating Income (Loss) by Segment:
Aerospace Fasteners                   $     2,510     $    2,108
Aerospace Distribution                      9,371          5,981
Corporate and Other                        (1,123 )       (4,328 )

Total Operating Income                $    10,758    $    3,761

(a) Represents intersegment sales from the Aerospace Fasteners segment to the Aerospace Distribution segment.


CONSOLIDATED RESULTS

      Net sales of $213.4 million in the first quarter of Fiscal 1998 improved significantly by $67.5 million, or 46.3%, compared to sales of $145.9 million in the first quarter of Fiscal 1997. Sales growth was stimulated by the resurgent commercial aerospace industry, together with the effects that recent acquisitions contributed in the current quarter.

     Gross Margin as a percentage of sales was 24.2% and 27.1% in the first quarter of Fiscal 1998 and 1997, respectively. The lower margin in the current quarter is attributable to inefficiencies associated with increased production rates requiring the addition of new employees and payment overtime to existing employees within the Aerospace Fasteners segment, and a change in product mix and increased price competition within the Aerospace Distribution segment.

     Selling, General & Administrative expense as a percentage of sales was 20.8% and 23.9% in the first quarter of Fiscal 1998 and 1997, respectively. The improvement in the current quarter was attributable primarily to administrative efficiencies in correlation to the increase in sales.

      Research and Development expense increased in the current quarter, compared to the prior year quarter, as a result of product development within Fairchild Technologies. Additional research and development expenses will be incurred in the future.

      Other income increased $5.2 million in the current quarter, compared to the prior year quarter, due primarily to the sale of air rights over a portion of the property the Company owns and is developing in Farmingdale, New York.

      Operating income of $10.8 million in the first quarter of Fiscal 1998 increased $7.0 million, or 186%, compared to operating income of $3.8 million in the first quarter of Fiscal 1997. The increase in operating income was due primarily to the improved results provided by the Company's aerospace operations and the aforementioned increase in other income.

     Investment income, net, increased $2.3 million in the first quarter of Fiscal 1998, due primarily to recording unrealized gains on the fair market adjustments of trading securities in the first quarter of Fiscal 1998 while recording unrealized losses from trading securities in the first quarter of Fiscal 1997.

     Equity in earnings of affiliates decreased $.6 million in the first quarter of Fiscal 1998, compared to the first quarter of Fiscal 1997, due to slightly lower earnings by STFI and Nacanco.

      Income Taxes included a $2.4 million tax provision in the first quarter of Fiscal 1998, on pre-tax earnings of $7.4 million which is slightly below the statutory rate.

      Net earnings of $5.0 million in the three months ended September 28, 1997, improved by $6.7 million compared to the $1.7 million net loss recorded in the three months ended September 29, 1996. This improvement is attributable to (i) the $7.0 million increase in operating income, and
(ii) the $2.3 million increase in investment income, offset partially by a $2.5 million decrease from the effect of income taxes.

SEGMENT  RESULTS:

AEROSPACE FASTENERS SEGMENT

     Sales in the Aerospace Fasteners segment increased by $21.8 million to $76.8 million, up 39.6% the first quarter of Fiscal 1998, compared to the first quarter of Fiscal 1997, reflecting significant growth in the commercial aerospace industry combined with the effect of the Simmonds acquisition. New orders have continued to exceed reported sales, resulting in a backlog of $201 million at September 28, 1997, up from $196 million at June 30, 1997. Excluding current quarter sales of $14.6 million contributed by Simmonds, sales increased 13.1% in Fiscal 1997, compared to the same quarter of the prior year.

      Operating income improved by $.4 million, or 19.1%, during the first quarter of Fiscal 1998, compared to the first quarter of Fiscal 1997. This improvement was attributable to the results of Simmonds. Excluding current quarter results of Simmonds, operating income would have decreased by $1.1 million in the first quarter of Fiscal 1998, compared to the same quarter of the prior year, reflecting inefficiencies associated with increased production rates which required the addition of employees and substantial overtime work. The Company anticipates the productivity inefficiencies will gradually improve in the coming months.

AEROSPACE DISTRIBUTION SEGMENT

      Aerospace Distribution sales were up $38.8 million, or 46.1%, for the first three months of Fiscal 1998, compared to the same period of the prior year. The improvement in the current period is due to increased sales to commercial airlines, original equipment manufacturers, and other distributors and increased sales of turbine parts and engine management services. In addition, sales of $5.2 million by PB Herndon also contributed to the increase.

      Operating income was up $3.4 million, or 56.7%, for the first three months of Fiscal 1998, compared to the same period of the prior year, due primarily to the increase in sales and the related economies of scale. Lower gross margins, as a percentage of sales, resulting from a change in product mix together with increased price competition were offset by improved efficiencies of selling, general and administrative expenses, as a percentage of sales. This segment has benefited from the extended service lives of existing aircraft, growth from acquisitions and internal growth, which has increased its overall market share.

CORPORATE AND OTHER

       The   Corporate   and   Other  classification   includes   Fairchild
Technologies, Gas Springs Division and corporate activities. The results of SBC, which was sold at Fiscal 1997 year-end, are included in the prior period results. The group reported an increase in sales of $9.0 million, or 95.3%, in the first quarter of Fiscal 1998, as compared to the same period in Fiscal 1997, due primarily to an improvement in sales of Fairchild Technologies advanced semiconductor manufacturing equipment line. The operating loss decreased by $3.2 million in the first quarter of Fiscal 1998, compared to the first quarter of Fiscal 1997, as a result of an increase in other income, partially offset by increased losses at Fairchild Technologies. The operating results classified under Corporate and Other are affected by the operations of Fairchild Technologies Division ("The Division"), which may fluctuate because of industry cyclicality, the volume and timing of orders, the timing of new product shipments, customer's capital spending, and pricing changes by The Division and its competition.


FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

      At September 28, 1997, cash and cash equivalents decreased to $8.2 million from $18.9 million at June 30, 1997, due to cash used for operations of $32.9 million and net capital expenditures of $10.2 million, offset partially by cash of $27.5 million provided by the increased borrowings from the revolver. The Company's principal cash requirements include debt service, capital expenditures, acquisitions, and payment of other liabilities. Other liabilities that require the use of cash include post-employment benefits for retirees, environmental investigation and remediation obligations, and litigation settlements and related costs. The Company maintains credit agreements with a consortium of banks, which provide revolving credit facilities to RHI and FHC, a separate revolving credit facility and term loans to Banner. At September 28, 1997, the Company had available credit lines of $86.9 million. The Company anticipates that existing capital resources, cash generated from operations, and cash from borrowings and asset sales will be adequate to maintain the Company's current level of operations. The Company's management intends to take appropriate action to refinance portions of its debt, if necessary to meet long-term cash requirements.

     On July 16, 1997, STFI entered into a definitive merger agreement (the "STFI/Tel-Save Merger") with Tel-Save Holdings, Inc. ("Tel-Save"), pursuant to which Tel-Save will acquire STFI in a business combination accounted for as a pooling of interests. Upon consummation of the STFI/Tel-Save Merger, the Company will receive shares of Tel-Save's common stock, in exchange for its shares of STFI common stock and STFI cumulative convertible preferred stock, as well as approximately $22.0 million cash in redemption of its shares of STFI special preferred stock. As a result of the transaction, the Company expects to recognize a pre-tax gain in excess of $100 million.

      With the year 2000 approaching, the Company is preparing all of its computer systems to be Year 2000 compliant. Substantially all of the systems within the Aerospace Fasteners segment are currently Year 2000 compliant. The Company expects to replace and upgrade some systems, which are not Year 2000 compliant, within the Aerospace Distribution segment and at Fairchild Technologies. The Company expects all of its systems will be Year 2000 compliant on a timely basis. However, there can be no assurance that the systems of other companies, on which the Company's systems rely, will also be timely converted. Management is currently evaluating the cost of ensuring that all systems are Year 2000 compliant.

      Management believes it has successfully restructured and repositioned the Company from a diversified industrial company to a focused Aerospace Industry participant. As worldwide airlines and aircraft manufacturers increase capacity to meet demand, the Company plans to benefit through internal growth, external growth, and improved productivity.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

      In February 1997, the Financial Accounting Standards Board ("FASB") issued two pronouncements, Statement of Financial Accounting Standards No. 128 ("SFAS 128") "Earnings Per Share", and Statement of Financial Accounting Standards No. 129 ("SFAS 129") "Disclosure of Information about Capital Structure". SFAS 128 establishes accounting standards for computing and presenting earnings per share ("EPS"). SFAS 128 is effective for periods ending after December 15, 1997, including interim periods, and requires restatement of all prior period EPS data presented. Results from the calculation of simple and diluted earnings per share, as prescribed by SFAS 128, would not be materially different from the calculations for primary and fully diluted earnings per share for years ending June 30, 1997 and June 30, 1996. SFAS 129 establishes standards for disclosure of information about the Company's capital structure and becomes effective for periods ending after December 15, 1997.

      In June 1997, FASB issued two pronouncements, Statement of Financial Accounting Standards No. 130 ("SFAS 130") "Reporting Comprehensive Income", and Statement of Financial Accounting Standards No. 131 ("SFAS 131") "Disclosures about Segments of an Enterprise and Related Information". SFAS 130 establishes standards for reporting and display of comprehensive income and its components in the financial statements. SFAS 131 supersedes Statement of Financial Accounting Standards No. 14 "Financial Reporting for Segments of a Business Enterprise" and requires that a public company report certain information about its operating segments in annual and interim financial reports. The Company will adopt SFAS 130 and SFAS 131 in Fiscal 1999.
PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

      Reference  is  made  to  Note 9 of Notes  to  Consolidated  Financial
Statements.

Item 6.  Exhibits and Reports on Form 8-K

Exhibits:

        * 10(g)(iv) Amendment No. 3 dated as of September 26, 1997, to the RHI Credit Agreement dated as of May 27, 1996.

   *  10(k)        Interest  Rate  Hedge Agreement between  Registrant  and
Citibank, N.A. dated as of August 19, 1997.

       * 27 Financial Data Schedules

     (b) Reports on Form 8-K:

           No reports on Form 8-K were filed during the quarter.

* Filed herewith.


                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to the signed on its behalf by the undersigned hereunto duly authorized.



                         For RHI HOLDINGS, INC.
                         (Registrant) and as its Chief
                         Financial Officer:



                         By:  Colin M. Cohen
                              Senior Vice President and
                              Chief Financial Officer




Date:                    November 12, 1997