Form 10-Q
period 1997-12-28
RHI HOLDINGS INC
filed 1998-02-11
CIK 83573

26

                          UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D.C. 20549

                            FORM 10-Q


     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

        For the Quarterly Period Ended December 28, 1997

                  Commission File Number 1-6560


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

                          YES    X   NO
                              ------    ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                                               Outstanding at
              Title of Class                 December 28, 1997
              --------------                 -----------------
        Common Stock, $1.00 Par Value              100,000


Registrant meets the conditions set forth in general instructions
H(1)(a) and (b) of Form 10-Q and is therefore filing this form with reduced disclosure format.





        RHI HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES

                              INDEX





                                                                         Page
PART 1.                     FINANCIAL INFORMATION

     Item 1.  Condensed Consolidated Balance Sheets as of
              December 28, 1997 (Unaudited) and June 30,1997............   3

              Consolidated Statements of  Earnings for the
              Three and Six Months ended December 28, 1997
              and December 29, 1996  (Unaudited)........................   5

              Condensed Consolidated Statements of Cash Flows
              for the Six Months ended December 28, 1997 and
              December 29, 1996 (Unaudited).............................   6

              Notes to Condensed Consolidated Financial Statements
              (Unaudited)...............................................   7

     Item 2.  Management's Discussion and Analysis of Results of
              Operations and Financial Condition........................  13

PART II.      OTHER INFORMATION

     Item 1.  Legal Information.........................................  19

     Item 5.  Other Information.........................................  19

     Item 6.  Exhibits and Reports on Form 8-K..........................  19

* For purposes of Part 1 and this Form 10-Q, the term "Company" means RHI Holdings, Inc., and its subsidiaries, unless otherwise indicated. For purposes of Part II, the term "Company" means RHI
Holdings, Inc., unless otherwise indicated.

                 PART I:  FINANCIAL INFORMATION

                  ITEM 1:  FINANCIAL STATEMENTS

        RHI HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES
              CONDENSED CONSOLIDATED BALANCE SHEETS
         December 28, 1997 (Unaudited) and June 30, 1997
                         (In thousands)


                             ASSETS

                                         December 28,            June 30,
                                            1997                   1997
                                         -----------            ----------
CURRENT ASSETS:
Cash and cash equivalents, $30,424
  and $6,761 restricted                  $   38,539              $   18,901
Short-term investments                        8,416                  25,576
Accounts receivable-trade, less
  allowances of $9,741 and $7,923           175,949                 165,920
Inventories:
   Finished goods                           334,920                 297,192
   Work-in-process                           33,677                  26,887
   Raw materials                             24,438                  18,626
                                            -------                 -------
                                            393,035                 342,705

Prepaid expenses and other current
   assets                                    49,969                  33,066
                                            -------                 -------

Total Current Assets                        665,908                 586,168

Property, plant and equipment, net
  of Accumulated depreciation of
  $127,428 and $130,770                     132,375                 128,176

Net assets held for sale                     25,384                  25,084
Cost in excess of net assets
  acquired, (Goodwill) less accumulated
  amortization of $38,272 and $35,731       156,082                 149,996
Investments and advances, affiliated
  companies                                 138,027                 149,345
Prepaid pension assets                       59,282                  59,742
Deferred loan costs                           8,855                   6,007
Long-term investments                         6,315                   3,628
Other assets                                 51,193                  40,589
                                          ---------               ---------
TOTAL ASSETS                             $1,243,421              $1,148,735
                                          =========               =========

*Condensed from audited financial statements

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

        RHI HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES
              CONDENSED CONSOLIDATED BALANCE SHEETS
         December 28, 1997 (Unaudited) and June 30, 1997
                         (In thousands)


              LIABILITIES AND STOCKHOLDERS' EQUITY

                                     December     June 30,
                                        28,
                                       1997         1997
                                     ---------    --------
CURRENT LIABILITIES:
-------------------
  Bank notes payable and current     $  92,348     $  47,322                                          47,322
   maturities of long-term debt
  Accounts payable                      82,719        83,863
  Due to Parent                         55,178             0
  Other accrued liabilities             79,348        98,550
  Income taxes                          12,143        19,892
                                       -------       -------
  Total Current Liabilities            321,736       249,627

LONG-TERM LIABILITIES:
---------------------
  Long-term debt, less current         195,725       241,540
    maturities
  Other long-term liabilities           28,580        23,153
  Retiree health care liabilities       42,402        43,387
  Noncurrent income taxes              112,021        83,843
  Minority interest in subsidiaries     70,373        68,355
                                       -------       -------
Total Liabilities                      770,837       709,905

STOCKHOLDER'S EQUITY:
---------------------
  Common stock                             100           100
  Preferred stock                          100           100
  Paid-in capital                      229,260       229,260
  Retained earnings                    211,735       188,159
  Cumulative translation adjustment     (1,391)       (1,852)
  Net unrealized holding gain on        32,780        23,063
   available-for-sale securities
                                     ---------      --------
TOTAL STOCKHOLDER'S EQUITY             472,584       438,830
                                     ---------      --------
TOTOAL LIABILITIES AND
  STOCKHOLDER'S EEQUITY             $1,243,421    $1,148,735
                                     =========     =========

*Condensed from audited financial statements

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

        RHI HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES
          CONDENSED STATEMENTS OF EARNINGS (Unaudited)
For The Three (3) and Six (6) Months Ended December 28, 1997 and
                        December 29, 1996

              (In thousands, except per share data)

                                 For the Three             For the Six
                                  Months Ended             Months Ended
                              ---------------------    -------------------
                              12/28/97     12/29/96    12/28/97   12/29/96
                              --------     --------    --------   --------
REVENUE:
  Net sales                   $236,386     $159,591    $449,769    $305,485
  Other income (expense), net   (2,695)         473       2,690         682
                               -------      -------     -------     -------
                               233,691      160,064     452,459     306,167
COSTS AND EXPENSES:
  Cost of goods sold           171,809      121,034     333,546     227,340
  Selling, general &
   administrative               50,448       35,174      94,929      70,107
  Research and development         245           22         850          45
  Amortization of goodwill       1,354        1,075       2,54l       2,155
                               -------      -------     -------     -------
                               223,856      157,305     431,866     299,647

OPERATING INCOME                 9,835        2,759      20,593       6,520

Interest expense                 9,654        5,468      16,724      14,173
Interest income                 (1,163)      (1,833)     (1,994)     (4,141)
                               -------      -------     -------     -------
Net interest expense             8,491        3,635      14,730      10,032

Investment income (loss), net   (7,077)       1,836      (5,180)      1,461
Equity in earnings (loss) of       892         (268)      2,584       1,292
   affiliates
Minority interest               (1,087)        (776)     (1,875)     (1,561)
                               -------      -------     -------     -------
Earnings (loss) from continuing (5,928)         (84)      1,392      (2,320)
  operations before taxes
Income tax provision (benefit)  (1,970)           88        388         (34)
                               -------      --------    -------     -------
Earnings (loss) from continuing (3,958)         (172)     1,004      (2,286)
  Operations
Earnings from discontinued         563           661        622       1,095
  operations, net
Gain on disposal of
  discontinued operations, net  29,974             0     29,974           0
Extraordinary items, net        (3,024)            0     (3,024)          0
                               -------      --------    -------     -------
NET EARNINGS (LOSS)           $ 23,555     $     489   $ 28,576    $ (1,191)
                               =======      ========    =======     ========


The accompanying notes to summarized financial information are an integral part of these statements.

        RHI HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES
   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
 For The Six (6) Months Ended December 28, 1997 and December 29, 1996

                         (In thousands)

                                               For the Six Months Ended
                                              -------------------------
                                              12/28/97         12/29/96
                                              --------         --------
Cash flows from operating activities:
       Net earnings (loss)                   $  28,576         $ (1,191)
       Depreciation and amortization            12,583            9,674
       Accretion of discount on long-term
         liabilities                             1,182            1,699
       Net gain on the sale of discontinued
         Operations                            (29,974)             --
       Extraordinary items, net of cash
         payments                                3,024              --
       Distributed (undistributed) earnings
          of affiliates, net                      (119)           1,610
       Minority interest                         1,875            1,561
       Changes in assets and liabilities       (99,529)         (55,029)
                                               -------          -------
       Net cash used for operating
        activities                             (82,382)         (41,676)

Cash flows from investing activities:
       Purchase of property, plant and
         equipment                             (19,006)          (5,212)
       Net proceeds received from
         investments                            (1,898)          (7,911)
       Acquisition of subsidiaries, net of
         cash acquired                         (11,774)              --
       Net proceeds from the sale of
         discontinued operations                84,733          173,719
       Changes in net assets held for sale        (324)          (1,651)
       Other                                       179               21
                                               -------          -------
       Net cash provided by investing
         activities                             51,910          158,966

Cash flows from financing activities:
       Proceeds from issuance of debt          198,795           40,473
       Debt repayments and repurchase of
         debentures, net                      (145,030)         (94,026)
       Payment of dividends                     (5,000)          (5,000)
                                               -------          -------
       Net cash provided by (used for)
         financing activities                   48,765          (58,553)

      Effect of exchange rate changes on
        cash                                     1,345              240
      Net increase in cash and cash
        equivalents                             19,638           58,977
      Cash and cash equivalents, beginning
        of the year                             18,901           36,112
                                               -------          -------
      Cash and cash equivalents, end of the
        period                                $ 38,539         $ 95,089
                                               =======          =======


The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

              RHI HOLDINGS, INC. AND CONSOLIDATED SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                     (In thousands, except per share data)


1.  FINANCIAL STATMENTS

      The consolidated balance sheet as of December 28, 1997 and the consolidated statements of earnings and cash flows for the three months ended December 28, 1997 and December 29, 1996 have been prepared by the Company, without audit. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at December 28, 1997, and for all periods presented, have been made. The balance sheet at June 30, 1997 was condensed from the audited financial statements as of that date.

       Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 1997 Form 10-K and Banner Aerospace, Inc.'s March 31, 1997 Form 10-K. The results of operations for the period ended December 28, 1997 are not necessarily indicative of the operating results for the full year. Certain amounts in prior years' quarterly financial statements have been reclassified to conform to the current presentation.

2.  BUSINESS COMBINATIONS

      The Company's acquisitions described in this section have been accounted for using the purchase method. The respective purchase price is assigned to the net assets acquired based on the fair value of such assets and liabilities at the respective acquisition dates.

      In December 1997, the Company acquired AS+C GmbH, Aviation Supply + Consulting ("AS&C") in a business combination accounted for as a purchase. The total cost of the acquisition was $13,245, which exceeded the fair value of the net assets of AS&C by approximately $7,350, which is being amortized using the straight-line method over 40 years. The Company purchased AS&C with cash borrowed. AS&C is an aerospace parts, logistics, and distribution company primarily servicing the European OEM market.

      In February 1997, the Company completed a transaction (the "Simmonds Acquisition") pursuant to which the Company acquired common shares and convertible debt representing an 84.2% interest, on a fully diluted basis, of Simmonds S.A. ("Simmonds"). The Company initiated a tender offer to purchase the remaining shares and convertible debt held by the public. By June 30, 1997, the Company had purchased, or placed sufficient cash in escrow to purchase, all the remaining shares and convertible debt of Simmonds. The total purchase price of Simmonds, including the assumption of debt, was approximately $62,000, which the Company funded with available cash and borrowings. The Company recorded approximately $14,150 in goodwill as a result of this acquisition, which will be amortized using the straight-line method over 40 years. Simmonds is one of Europe's leading manufacturers and distributors of aerospace and automotive fasteners.

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

3.   DISCONTINUED OPERATIONS

      On November 20, 1997, Shared Technologies Fairchild Inc. ("STFI"), a corporation in which the Company owned approximately 42% of the outstanding common stock, entered into a merger agreement with Intermedia Communications Inc. ("Intermedia") pursuant to which holders of STFI common stock will receive $15.00 per share in cash (the "STFI Merger"). The Company was paid approximately $85,000 in cash (before tax and selling expenses) in exchange for preferred stock of STFI owned by the Company, and expects to receive an additional $93,000 in cash (before tax and selling expenses) in the first three months of 1998 in exchange for the 6,225,000 shares of common stock of STFI owned by the Company. In the quarter ended December 28, 1997, the Company recorded a $29,974 gain, net of tax, on disposal of discontinued operations, from the proceeds received for the preferred stock of STFI. The results of STFI have been accounted for as discontinued operations.

     Earnings from discontinued operations includes the Company's equity in earnings of $622 and $1,095 from the STFI investments during the six months ended December 28, 1997 and December 29, 1996, respectively.

4.  CREDIT AGREEMENT
      On December 19, 1997, the Company restructured its FHC and RHI Credit Agreements by entering into a new credit facility to provide the Company (including TFC and FHC) with a $300,000 senior secured credit facility (the "Facility") consisting of (i)
a $75,000 revolving loan with a letter of credit sub-facility of $30,000 and a $10,000 swing loan sub-facility, and (ii) a $225,000 term loan. Advances made under the Facility will generally bear interest at a rate of, at the Company's option, either (i) 2% over the Citibank N.A. base rate, or (ii) 3% over the Eurodollar Rate ("LIBOR") for the first nine months following closing, and is subject to change based upon the Company's financial performance thereafter. The Facility is subject to a non-use commitment fee of 1/2% of the aggregate unused availability for the first nine months post-closing and is subject to change
based   upon  the  Company's  financial  performance  thereafter.
Outstanding letters of credit are subject to fees equivalent to the LIBOR margin rate. A borrowing base is calculated monthly to
determine   the  amounts  available  under  the  Facility.    The
borrowing base is determined monthly based upon (i) the EBITDA of the Company's Aerospace Fastener business, as adjusted, and (ii) specified percentages of various marketable securities and cash equivalents. The Facility will mature on June 18, 2004. The term loan is subject to mandatory prepayment requirements and optional
prepayments.   The  revolving  loan  is  subject   to   mandatory
prepayment requirements and optional commitment reductions. On December 28, 1997, the Company was in compliance with all the covenants under its credit agreements.

      The Company recognized an extraordinary loss of $3,024, net of tax, to write-off the remaining deferred loan fees associated with early extinguishment of FHC and RHI Credit Agreements.

      In August 1997, the Company entered into a delayed-start swap interest rate lock hedge agreement (the "FHC Hedge Agreement") to reduce its exposure to increases in interest rates on variable rate debt. In December 1997, the Company amended the FHC Hedge Agreement. Beginning on February 17, 1998, the FHC Hedge Agreement will provide interest rate protection on $100,000 of variable rate debt for ten years, with interest being calculated based on a fixed LIBOR rate of 6.715%. On January 14, 1998, the FHC Hedge Agreement was further amended to provide interest rate protection with interest being calculated based on a fixed LIBOR rate of 6.24% from February 17, 1998 to February 17, 2003. On February 17, 2003, the bank will have a one-time option to either (i) elect to cancel the ten-year agreement; or
(ii) do nothing and proceed with the transaction, using a fixed LIBOR rate of 6.715% for the period February 17, 2003 to February 19, 2008. No costs were incurred as a result of these transactions.

     On November 25, 1997, Banner amended its credit agreement to increase its revolving credit facility by $50,000.

5.  RESTRICTED CASH

     The Company had restricted cash of approximately $30,425 and $4,839 on December 28, 1997 and June 30, 1997, respectively, all of which is maintained as collateral for certain debt facilities.

6.  SUMMARIZED STATEMENT OF EARNINGS INFORMATION

     The following table presents summarized historical financial information, on a combined 100% basis, of the Company's principal investments, which are accounted for using the equity method.

                                            Six Months Ended
                                      December 28,      December 29,
                                          1997              1996
                                      -----------       -----------
Net sales                             $    48,841       $    52,239
Gross profit                               18,191            20,096
Earnings from continuing operations         8,132             5,036
Net earnings                                8,132             5,036


     The Company owns approximately 31.9% of Nacanco Paketleme common stock. The Company recorded equity earnings of $2,584 and $1,571 from this investment for the six months ended December 28, 1997 and December 29, 1996, respectively.

     The company investments in TFC are considered available-for-sale securities and are carried at market value. As of December 28, 1997, the carrying value of the Company's investment in 4,369,400 shares of TFC common stock was $93,942 and included an increase of $49,336, before tax, to market value. The Company's unrealized gain of $15,293 and $22,393 from its investment in TFC common stock in the three months ended September 28, 1997 and September 29, 1996, respectively, is included in the equity section of the balance sheet, net of the income tax effect.

7.  MINORITY INTEREST IN CONSOLIDATED SUBSIDIARIES

      On  December 28, 1997, the Company had $70,373 of  minority
interest,   of   which   $69,808  represents   Banner.   Minority
shareholders hold approximately 36% of Banner's outstanding common stock.

8.  DIVIDENDS PAID TO PARENT

      During the three months ended September 28, 1997 and September 29, 1996, the Company paid cash dividends of $5,000 and $5,000, respectively, to TFC.

9. CONTINGENCIES

     Government Claims

       The Corporate Administrative Contracting Officer (the "ACO"), based upon the advice of the United States Defense Contract Audit Agency, has made a determination that Fairchild Industries, Inc. ("FII"), a former subsidiary of the Company, did not comply with Federal Acquisition Regulations and Cost Accounting Standards in accounting for (i) the 1985 reversion to FII of certain assets of terminated defined benefit pension plans, and (ii) pension costs upon the closing of segments of FII's business. The ACO has directed FII to prepare cost impact proposals relating to such plan terminations and segment closings and, following receipt of such cost impact proposals, may seek adjustments to contract prices. The ACO alleges that substantial amounts will be due if such adjustments are made, however, an estimate of the possible loss or range of loss from the ACO's assertion cannot be made. The Company believes it has properly accounted for the asset reversions in accordance with applicable accounting standards. The Company has held discussions with the government to attempt to resolve these pension accounting issues.

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

      As of December 28, 1997, the consolidated total recorded liabilities of the Company for environmental matters approximated $7,400, which represented the estimated probable exposures for these matters. It is reasonably possible that the Company's total exposure for these matters could be approximately $12,200 on an undiscounted basis.

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

10.  SUBSEQUENT EVENTS

      On January 13, 1998, certain subsidiaries (the "Selling Subsidiaries"), of Banner Aerospace, Inc. ("Banner", a majority-owned subsidiary of the Registrant), completed the disposition of substantially all of the assets and certain liabilities of the Selling Subsidiaries to two wholly-owned subsidiaries of AlliedSignal Inc. (the "Buyers"), in exchange for unregistered shares of AlliedSignal Inc. common stock with an aggregate value equal to $345,000 (the "Banner Hardware Group Disposition"). The purchase price received by the Selling Subsidiaries ($345,000) was based on the consolidated net worth as reflected on an estimated closing date balance sheet for the assets (and liabilities) conveyed by the Selling Subsidiaries to the Buyers. Such estimated closing date balance sheet is subject to review by the parties, and the purchase price will be adjusted (up or down) based on the net worth as reflected on the final closing date balance sheet. The assets transferred to the Buyers consists primarily of Banner's hardware group, which includes the distribution of bearings, nuts, bolts, screws, rivets and other type of fasteners, and its PacAero unit. Approximately $170,000 of the common stock received from the Buyers was used to repay outstanding term loans of Banner's subsidiaries and related fees. Banner effected the Banner Hardware Group Disposition to concentrate its efforts on the rotables and jet engine businesses and because the Banner Hardware Group Disposition presented a unique opportunity to realize a significant return on the disposition of the hardware group.

     On February 3, 1998, with the proceeds of the Offering, term loan borrowings under the Facility, and the after tax proceeds the Company has already received from the STFI Merger (collectively, the "Refinancing"), the Company refinanced substantially all of its existing indebtedness (other than indebtedness of Banner), consisting of (i) $63,000 to redeem the 11 7/8% Senior Debentures due 1999; and (ii) accrued interest of $3,158.

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

RECENT DEVELOPMENTS

      The Company has effected a series of transactions designed to: (i) reduce its total indebtedness and annual interest expense; (ii) increase the number of publicly held shares of Class A Common Stock; and (iii) increase the Company's operating and financial flexibility.

      On November 20, 1997, STFI, a corporation of which the Company owns approximately 42% of the outstanding common stock, entered into a merger agreement with Intermedia Communications, Inc. ("Intermedia") pursuant to which holders of STFI common stock will receive $15.00 per share in cash. The Company was paid approximately $85 million in cash (before tax and selling expenses) in exchange for preferred stock of STFI owned by the Company, and expects to receive an additional $93 million in cash (before tax and selling expenses) in the first three months of 1998 in exchange for the 6,225,000 shares of common stock of STFI owned by the Company. The Intermedia transaction replaces an earlier merger agreement with the Tel-Save Holdings, Inc. under which the Company would have received consideration primarily in common stock of Tel-Save Holdings, Inc. Consummation of the STFI Merger is subject to certain conditions.

      On December 19, 1997, immediately following the Offering, the Company restructured its FHC and RHI Credit Agreements by entering into a new six-and-a-half-year credit facility to provide the Company (including TFC and FHC) with a $300 million senior secured credit facility (the "Facility") consisting of (i) a $75 million revolving loan with a letter of credit sub-facility of $30 million and a $10 million swing loan sub-facility, and
(ii) a $225 million term loan.

      On January 13, 1998, certain subsidiaries (the "Selling Subsidiaries"), of Banner Aerospace, Inc. ("Banner", a majority-owned subsidiary of the Registrant), completed the disposition of substantially all of the assets and certain liabilities of the Selling Subsidiaries to two wholly-owned subsidiaries of AlliedSignal Inc. (the "Buyers"), in exchange for unregistered shares of AlliedSignal Inc. common stock with an aggregate value equal to $345 million (the "Banner Hardware Group Disposition"). The purchase price received by the Selling Subsidiaries ($345 million) was based on the consolidated net worth as reflected on an estimated closing date balance sheet for the assets (and liabilities) conveyed by the Selling Subsidiaries to the Buyers. Such estimated closing date balance sheet is subject to review by the parties, and the purchase price will be adjusted (up or down) based on the net worth as reflected on the final Closing Date Balance Sheet. The assets transferred to the Buyers consists primarily of Banner's hardware group, which includes the distribution of bearings, nuts, bolts, screws, rivets and other type of fasteners, and its PacAero Unit. Approximately $170 million of the common stock received from the Buyers was used to repay outstanding term loans of Banner's subsidiaries and related fees. Banner effected the Banner Hardware Group Disposition to concentrate its efforts on the rotables and jet engine businesses and because the Banner Hardware Group Disposition presented a unique opportunity to realize a significant return on the disposition of the hardware group.

      On February 3, 1998, with the proceeds of the term loan borrowings under the Facility, and the after tax proceeds the Company has already received from the STFI Merger (collectively, the "Refinancing"), the Company refinanced substantially all of its existing indebtedness (other than indebtedness of Banner), consisting of (i) $63.0 million to redeem the 11 7/8% Senior Debentures due 1999; and (ii) accrued interest of $3.2 million.

      In December 1997, the Company acquired AS+C GmbH, Aviation Supply + Consulting ("AS&C") in a business combination accounted for as a purchase. The total cost of the acquisition was $13,245, which exceeded the fair value of the net assets of AS&C by approximately $7,350, which is being amortized using the straight-line method over 40 years. The Company purchased AS&C with cash borrowed. AS&C is an aerospace parts, logistics, and distribution company primarily servicing the European OEM market.

RESULTS OF OPERATIONS

      The Company currently reports in two principal business segments: Aerospace Fasteners and Aerospace Distribution. The results of Fairchild Technologies, together with the results of Gas Springs and SBC (for the prior year period) are included in the Corporate and Other classification. The following table illustrates the historical sales and operating income of the Company's operations for the three months and six ended December 28, 1997 and December 29, 1996, respectively.

(In thousands)           Three Months Ended            Six Months Ended
                      --------------------------    ----------------------
                      December 28,  December 28,    December 28,  December 28,
                          1997         1996            1997          1996
                      -----------   -----------     -----------   -----------
Sales by Segment:
Aerospace Fasteners  $ 91,014     $ 56,494        $167,861      $111,541
Aerospace
   Distribution       119,614       96,985         242,528       181,092
Corporate and Other    31,046        9,969          49,515        19,427
Eliminations (a)       (5,288)      (3,857)        (10,135)       (6,575)
                      -------      -------         -------      --------
Total Sales          $236,386     $159,591        $449,769      $305,485
                      =======      =======         =======       =======

Operating Income
(Loss) by Segment:
Aerospace Fasteners  $  6,382     $  2,156        $  8,892     $   4,264
Aerospace
  Distribution          7,714        6,072          17,085        12,053
Corporate and Other    (4,261)      (5,469)         (5,384)       (9,797)
                      -------      -------         -------       -------
Total Operating
 Income              $  9,835     $  2,759        $ 20,593      $  6,520
                      =======      =======         =======       =======

 (a) Represents intersegment sales from the Aerospace Fasteners segment to the Aerospace Distribution segment.

CONSOLIDATED RESULTS

      Net sales of $236.4 million in the second quarter of Fiscal 1998 improved significantly by $76.8 million, or 48%, compared to sales of $159.6 million in the second quarter of Fiscal 1997. Net Sales of $449.8 million in the Fiscal 1998 six-month period improved by $144.3 million, or 47%, compared to sales of $305.5 million in the first six months of Fiscal 1997. Sales growth was stimulated by the resurgent commercial aerospace industry, together with the effects that recent acquisitions contributed in the current periods, and increased sales at Fairchild Technologies.

     Gross Margin as a percentage of sales was 27.3% and 24.2% in the second quarter of Fiscal 1998 and 1997, respectively, and 25.8% and 25.6% in the six-month period of Fiscal 1998 and 1997, respectively. The increased margin in the Fiscal 1998 periods is attributable to improving efficiencies associated with increased production performances contributed by an improving skills base in the work force, and a reduction in the payment of overtime within the Aerospace Fasteners segment, and a change in product mix and decreased price competition in the Aerospace Distribution segment.

     Selling, General & Administrative expense as a percentage of sales was 21.3% and 22.0% in the second quarter of Fiscal 1998 and 1997, respectively, and 21.1% and 22.9% in the six-month period of Fiscal 1998 and 1997, respectively. The improvement in the Fiscal 1998 periods is attributable primarily to administrative efficiencies relative to increasing sales.

      Research and Development expense increased in the Fiscal 1998 periods, compared to the prior year periods, as a result of product development within Fairchild Technologies. Additional research and development expenses will be incurred in the future.

     Other income increased $2.0 million in the current six-month period, compared to the prior year six-month period, due primarily to the sale of air rights over a portion of the property the Company owns and is developing in Farmingdale, New York.

      Operating income of $9.8 million in the second quarter of Fiscal 1998 increased $7.1 million, compared to operating income of $2.8 million in the second quarter of Fiscal 1997. Operating income of $20.6 million in the six months period ended December 28, 1997, improved by $14.1 million, compared to the six month period ended December 29, 1996. The increase in operating income was due to the improved results provided by the Company's aerospace operations.

      Investment income (loss), net, decreased by $8.9 million in the second quarter and $6.6 million in the first six months of Fiscal 1998, due to recognizing unrealized losses on the fair market adjustments of trading securities in the Fiscal 1998 periods while recording unrealized gains from trading securities in the Fiscal 1997 periods. The Company's portfolio of trading securities is small, varied, and subject to fluctuations in market value. Trading securities are marked to market value in the statement of earnings.

     Equity in earnings of affiliates increased slightly in the second quarter and six months of Fiscal 1998, compared to the first quarter of Fiscal 1997, due to improved earnings by Nacanco.

     Income taxes included a $.4 million tax benefit in the first six months of Fiscal 1998, on pre-tax earnings of $1.4 million.
The tax benefit was higher than the statutory rate due primarily to larger losses generated by domestic operations.

      Included in earnings from discontinued operations is the Company's equity in earnings of STFI, which was slightly lower in the Fiscal 1998 periods.

     The $30.0 million after-tax gain on disposal of discontinued operations in the Fiscal 1998 periods, includes the Company's disposition of its preferred stock positions as a result of the STFI Merger.

      The extraordinary loss, net, in the Fiscal 1998 periods includes the write-off of deferred loan fees associated with the early extinguishment of the FHC and RHI credit facilities which were replaced as part of the Refinancing.

      Net earnings of $28.6 million in the first six months ended December 28, 1997, improved by $29.8 million compared to the $7.6 million net loss recorded in the six months ended December 29, 1996. This improvement is attributable to a $14.1 million increase in operating income; and the $30.0 million gain on the disposition of discontinued operations, offset partially by a $6.6 million decrease in investment income and the $3.0 million extraordinary loss.

SEGMENT  RESULTS:
----------------

AEROSPACE FASTENERS SEGMENT

      Sales in the Aerospace Fasteners segment increased by $34.5 million in the second quarter and $56.3 million for the Fiscal 1998 six-month period, reflecting significant growth in the commercial aerospace industry combined with the effect of the Simmonds acquisition. New orders have continued to exceed reported sales, resulting in a backlog of $207 million at December 28, 1997, up from $196 million at June 30, 1997. Excluding sales contributed by acquisitions, sales increased 22% and 19% for the three and six months ended December 28, 1997, respectively, compared to the same periods in the prior year.

      Operating income improved by $4.2 million, or 196%, in the second quarter and $4.6 million, or 109%, in the Fiscal 1998 six-month period, compared to the Fiscal 1997 periods. Acquisitions and marketing changes were contributors to this improvement. Excluding the results provided by acquisitions, operating income increased by 116% in the second quarter and 11% for the six months of Fiscal 1998, compared to the same periods in the prior year. The Company anticipates that productivity efficiencies will further improve operating income in the coming months.

AEROSPACE DISTRIBUTION SEGMENT

      Aerospace Distribution sales were up $22.6 million, or 23% in the second quarter and $61.4 million, or 34%, in the first six months of Fiscal 1998, compared to the corresponding periods of the prior year. The improvement in the Fiscal 1998 periods is due to increased sales to commercial airlines, original equipment manufacturers, and other distributors as well as increased sales of turbine parts and engine management services. In addition, incremental sales provided by PB Herndon also contributed to the increase.

      Operating income was up $1.6 million, or 27%, in the second quarter and $5.0 million, or 42% for the first six months of Fiscal 1998, compared to the same period of the prior year, due primarily to the increase in sales and the related economies of scale. This segment has benefited from the extended service lives of existing aircraft, growth from acquisitions and internal growth, which has increased its overall market share.

CORPORATE AND OTHER

     The Corporate and Other classification includes Fairchild Technologies, Gas Springs Division and corporate activities. The results of SBC, which was sold at Fiscal 1997 year-end, are included in the prior period results. The group reported an increase in sales of $21.1 million, or 211%, in the second quarter and $30.1 million, or 155%, in the first six months of Fiscal 1998, as compared to the same periods in Fiscal 1997, due primarily to an improvement in sales of Fairchild Technologies advanced semiconductor manufacturing equipment products. The operating loss decreased by $1.2 million, or 22%, in the second quarter and $4.4, or 45%, in the first six months of Fiscal 1998, compared to the Fiscal 1997 periods, as a result of an increase in other income and a decline in legal expenses, partially offset by increased losses at Fairchild Technologies. The operating results classified under Corporate and Other are affected by the operations of Fairchild Technologies Division ("The Division"), which may fluctuate because of industry cyclicality, the volume and timing of orders, the timing of new product shipments, customer's capital spending, and pricing changes by The Division and its competition. The Division has experienced a reduction of its backlog, and margin compression during the past six months, which combined with the existing cost base, may impact future earnings from the Division.


FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

      Cash and cash equivalents increased by $19.6 million from $18.9 million at June 30, 1997 to $38.5 million at December 28, 1997. Cash received form the STFI Merger was partially offset by cash used for operations of $82.4 million, net capital expenditures, including acquisitions of $30.9 million. The Company's principal cash requirements include debt service, capital expenditures, acquisitions, and payment of other liabilities. Other liabilities that require the use of cash include post-employment benefits for retirees, environmental investigation and remediation obligations, and litigation settlements and related costs. The Company maintains credit agreements with a consortium of banks, which provide a term loan and revolving credit facilities to the Company, and a separate revolving credit facility and term loans to Banner. The Company anticipates that existing capital resources, cash generated from operations, and cash from borrowings and asset sales will be adequate to maintain the Company's current level of operations.

      With the proceeds of the borrowings under the Facility and the after tax proceeds the Company has already received from the STFI Merger, the Company refinanced substantially all of its 11 7/8% Senior Debentures due 1999. In addition, a portion of the proceeds from the Banner Hardware Group Disposition were used to repay all of Banner's outstanding bank indebtedness, which will further reduce the Company's annual interest expense by an additional $14 million.

      The increase in the Company's shareholders' equity is expected to be approximately $40 million resulting a projected gain of $103 million to be recorded at the closing of the Banner Hardware Group Disposition, and an estimated tax provision of $43 million and a minority interest effect of $20 million. The operating income of the subsidiaries included in the Banner Hardware Group Disposition was $6.1 million and $14.1 million for the three and six months ended December 28, 1997, respectively. Whereas the Company will no longer benefit from the operations of the disposed Banner subsidiaries it expects to benefit from lower interest expense and dividends paid on the AlliedSignal stock.

      In order to focus its operations on the aerospace industry, the Company is considering distributing (the "Spin-Off") to its shareholders all of the stock of a subsidiary to be formed ("Spin-Co"), which would own substantially all of the Company's non-aerospace assets. Although the Company's ability to effect the Spin-Off is uncertain, the Company may effect a spin-off of
certain   non-aerospace  assets  as  soon  as  it  is  reasonably
practicable following receipt of a solvency opinion relating to Spin-Co and all necessary governmental and third party approvals. In order to effect the Spin-Off, approval is required from the board of directors of the Company, however, shareholder approval
is   not   required.  In  addition,  the  Company  may  encounter
unexpected delays in effecting the Spin-Off, and the Company can make no assurance as to the timing thereof. In addition, prior to
the   consummation  of  the  Spin-Off,  the  Company  may   sell,
restructure or otherwise change the assets and liabilities that will be in Spin-Co, or for other reasons elect not to consummate the Spin-Off. Consequently, there can be no assurance that the Spin-Off will occur.

      In connection with the Spin-Off, it is anticipated that the Company will enter into an indemnification agreement pursuant to which Spin-Co will assume and be solely responsible for all known and unknown past, present and future claims and liabilities of any nature relating to the pension matter described under "Business--Legal Proceedings"; certain environmental liabilities currently recorded as $7.5 million, but for which it is reasonably possible the total expense could be $12.3 million on an undiscounted basis; certain retiree medical cost and liabilities related to discontinued operations for which the Company has accrued approximately $31.3 million as of December 28, 1997 (see Note 11 to the Company's Consolidated Financial Statements); and certain tax liabilities. In addition, the Spin-Co would also be responsible for all liabilities relating to the Technologies business and an allocation of corporate expenses. Responsibility for such liabilities would require significant commitments.

      Should the Spin-Off, as presently contemplated, occur prior to June of 1999, the Spin-Off will be a taxable transaction to shareholders of the Company and could result in a material tax liability to the Company and its shareholders. The amount of the tax to the Company and its shareholders is uncertain, and if the tax is material to the Company, the Company may elect not to consummate the Spin-Off. Because circumstances may change and because provisions of the Internal Revenue Code of 1986, as amended, may be further amended from time to time, the Company may, depending on various factors, restructure or delay the timing of the Spin-Off to minimize the tax consequences thereof to the Company and its shareholders.

     With the year 2000 approaching, the Company is preparing all of its computer systems to be Year 2000 compliant. Substantially all of the systems within the Aerospace Fasteners segment are currently Year 2000 compliant. The Company expects to replace and upgrade some systems, which are not Year 2000 compliant, within the Aerospace Distribution segment and at Fairchild Technologies. The Company expects all of its systems will be Year 2000 compliant on a timely basis. However, there can be no assurance that the systems of other companies, on which the Company's systems rely, will also be timely converted. Management is currently evaluating the cost of ensuring that all of its systems are Year 2000 compliant.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

Item 1.  Legal Proceedings

      Reference  is  made  to  Note 9 of  Notes  to  Consolidated
Financial Statements.

Item 5.  Other Information

      Articles have appeared in the French press reporting an inquiry by a French magistrate into certain allegedly improper business transactions involving Elf Acquitaine, a French petroleum company, its former chairman and various third parties, including Maurice Bidermann. In connection with this inquiry, the magistrate has made inquiry into allegedly improper transactions between Mr. Steiner and that petroleum company. In response to the magistrate's request that Mr. Steiner appear in France as a witness, Mr. Steiner submitted statements concerning the transactions and has offered to appear in person if certain arrangements were made. According to the French press, the magistrate also requested permission to commence an inquiry into transactions involving another French petroleum company, but her request was not granted. If the magistrate were to renew her request, and if it were granted, inquiry into transactions between such company and Mr. Steiner, could ensue.

      Mr. Steiner has recently been cited by a French prosecutor to appear on May 18, 1998, before the Tribunal de Grande Instance de Paris, to answer a charge of knowingly benefiting in 1990, from a misuse by Mr. Bidermann of corporate assets of Societe Generale Mobiliere et Immobiliere, a French corporation in which Mr. Bidermann is believed to have been the sole shareholder.

Item 6.  Exhibits and Reports on Form 8-K

 (a)   Exhibits:

       *10(y)(iv) Amendment No. 3 dated as of December 19, 1997, to the Credit Agreement dated as of May 27, 1996.

      *10(ag)(ii) Amendment No. 2 dated as of December 23, 1997, to the Interest Rate Hedge Agreement between Registrant and
Citibank, N.A.  dated  as  of August 19, 1997.

       * 27 Financial Data Schedules.

       *  99  (a)(i)     Financial  statements,  related  notes thereto,
including exhibits, of Banner Aerospace, Inc. for the nine months ended December 31, 1997 (incorporated by reference to the Banner Aerospace Inc. Form 10-Q for the nine months ended December 31, 1997).

     (b) Reports on Form 8-K:

            No reports on Form 8-K were filed during the quarter ended December 28, 1997.
                           SIGNATURES

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




Date:  February 11, 1998